Form 10-K
period 1998-12-31
AMERICAN NATIONAL FINANCIAL INC
filed 1999-03-31
CIK 1068843

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)
     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NO. 0-24961

                       AMERICAN NATIONAL FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     CALIFORNIA                                                      33-0731548
            (STATE OR OTHER JURISDICTION                                          (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)                                      IDENTIFICATION NO.)

         17911 VON KARMAN AVENUE, SUITE 240                                        (949) 622-4700
                 IRVINE, CALIFORNIA                    92614              (REGISTRANT'S TELEPHONE NUMBER,
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)                 INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
          COMMON STOCK, NO PAR VALUE                       NASDAQ NATIONAL MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     As of March 29, 1999, 7,000,000 shares of common stock (no par value) were outstanding, and the aggregate market value of the shares of the common stock held by non-affiliates of the registrant was $12,607,235. The aggregate market value was computed with reference to the closing price on the NASDAQ National Market on such date.

     LOCATION OF EXHIBIT INDEX: The index to exhibits is contained in Part IV herein on page number 50.

     The information in Part III hereof is incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1998, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                             PAGE NO.
                                                                             --------
PART I
     Item 1.   Business....................................................      1
     Item 2.   Properties..................................................     12
     Item 3.   Legal Proceedings...........................................     12
     Item 4.   Submission of Matters to a Vote of Security Holders.........     12

PART II
     Item 5.   Market for Registrant's Common Stock and Related Stockholder
                 Matters...................................................     13
     Item 6.   Selected Financial Data.....................................     13
     Item 7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................     14
     Item 7a.  Quantitative and Qualitative Market Risk Disclosures........     20
     Item 8.   Financial Statements and Supplementary Data.................     21
     Item 9.   Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure..................................     45

PART III
     Item 10.  Directors and Executive Officers of the Registrant..........     45
     Item 11.  Executive Compensation......................................     45
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management................................................     45
     Item 13.  Certain Relationships and Related Transactions..............     45

PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.......................................................     45

                                     PART I

ITEM 1. BUSINESS

     American National Financial, Inc., through its subsidiaries (collectively, the "Company" or "ANFI") provide title insurance services as well as other real estate related financial and informational services including escrow, real estate information, trustee sale guarantees and appraisals. In addition, the Company obtains specialized services for its customers, which include, but are not limited to, tax reporting services, exchange intermediary services and courier services. The company's business is focused on the residential real estate market, and it generates the majority of its revenue from issuing title insurance policies as an independent agent on behalf of an affiliated title underwriter.

     The Company was incorporated in November 1996 by its current management, and in July 1997 acquired 60% of the outstanding stock of American Title Company ("ATC") from Fidelity National Financial, Inc. ("FNFI") for $6.0 million in cash. The purchase price was funded with debt incurred by the Company, all of which has been repaid from operations or as a result of the reorganization described below. (See "Reorganization" below and Note 11 of Notes to Consolidated Financial Statements.) In August 1997, under the control of the Company, ATC agreed to purchase all of the outstanding common stock of Santa Barbara Title Company. The Company also formed its other subsidiaries, American Document Services, Inc., West Point Appraisal Services, Inc., West Point Support Services, Inc. and West Point Properties, Inc., in 1997. In November 1998, the Company filed an application with the California Department of Insurance to merge Santa Barbara Title Company with and into ATC. The merger, if consummated, will not have a material effect on the business or results of operations of the Company.

     ATC, the Company's primary subsidiary, commenced business in 1989, and was acquired by FNFI in January 1996, at which time ATC's operations had been conducted solely in Kern County, California. Following the acquisition by FNFI, ATC pursued an expansion strategy that included acquiring and opening offices in selected other counties located throughout California. In July 1997, FNFI contributed to ATC all of the outstanding stock of Nations Title Insurance of Arizona, Inc., which is an underwritten title company in Phoenix, Arizona, and Landmark REO Management Services, Inc., a property management company.

     In March 1998, the Company agreed to acquire National Title Insurance of New York Inc. ("National"), a New York domiciled underwriter, from a subsidiary of FNFI for $3.25 million. This acquisition is intended to enable the Company to generate underwriting fees and to expand geographically into counties and states in which the Company does not presently operate. National is licensed to issue title insurance in 35 states and the U.S. Virgin Islands. The completion of this transaction is subject to certain conditions, including receipt of approval from the New York Department of Insurance.

     REORGANIZATION

     In November 1998, the Company acquired the remaining 40% of the outstanding common stock of ATC from FNFI in exchange for 2,099,996 shares of Company common stock representing approximately 43% of the outstanding shares immediately prior to the Company's initial public offering.

     Concurrent with the Reorganization, $3.5 million of the Company's acquisition debt was repaid. The remaining unpaid balance of the acquisition debt in the amount of $1.2 million was assumed by the shareholders of the Company, other than FNFI. (These transactions are collectively referred to as the "Reorganization").

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 of Notes to Consolidated Financial Statements.

     INDUSTRY OVERVIEW

     The title insurance industry consists of insurers ("underwriters") who issue policies through direct operations or through agents. The Company's principal subsidiary, ATC, is an agent, known in California as an "underwritten title company." ATC has entered into an Issuing Agency Agreement to issue policies on behalf of Fidelity National Title Insurance Company, ("FNTIC") a subsidiary of FNFI, an insurer which is licensed in California and Arizona, among other states. The Company has agreed to acquire National, a New York domiciled underwriter licensed in 35 states and the U.S. Virgin Islands. The Company's planned acquisition of National is intended to facilitate the Company's expansion into new markets and permit the Company to directly underwrite the title insurance policies that it issues in geographic areas not covered by the Company's exclusive relationship with FNTIC.

     The Company provides title insurance services as well as other real estate related financial and informational services including escrow, real estate information, trustee sale guarantees, and appraisals. In addition, the Company obtains specialized services for its customers, which include, but are not limited to, tax reporting services, exchange intermediary services and courier services. The Company's business is focused on the residential real estate market and it generates the majority of its revenues from issuing title insurance policies as an independent agent on behalf of FNTIC. For the years ended December 31, 1998, 1997(Combined) and 1996 (Predecessor), net title service revenue represented approximately 57.0%, 60.3% and 67.1% of the Company's revenues, respectively. See selected financial data.

     The Company's operations are conducted through 14 branches, consisting of 62 offices, located in major counties throughout California and in Maricopa County, Arizona (Phoenix and surrounding areas).

     TITLE POLICIES

     Title insurance policies insure title to real estate. The beneficiaries of title insurance policies are generally buyers of real property or mortgage lenders. The policy protects the insured against title defects, liens and encumbrances not specifically excepted from its coverage. Most mortgage lenders require title insurance as a condition to making loans secured by real estate.

     Title insurance is different from other types of insurance because it relates to past events which affect title to property at the time of closing and not unforeseen future events. Prior to issuing policies, underwriters can reduce or eliminate future losses by accurately performing searches and examinations.

     Title insurance policies are issued on the basis of a preliminary title report or commitment. These reports are prepared after a search of public records, maps and other relevant documents to ascertain title ownership and the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. A visual inspection or survey of the property may also be made prior to the issuance of certain title insurance policies. Copies of public records, maps and other relevant historical documents are compiled and indexed in a "title plant" in order to facilitate the preparation of preliminary reports without the necessity of manually searching public records. Each title plant relates to a particular county and is kept current on a daily or other periodic basis by the continual addition of copies of recorded documents which affect real property in the particular county. Title companies often subscribe to independent title information services to assist in the updating of their title plants and the maintenance of title records.

     The major expense of a title company is the cost of the search and examination function performed in preparing preliminary title reports, commitments and title policies, rather than the claim losses associated with the issuance of these policies. The premium for title insurance is due in full at the closing of the real estate transaction and is based upon the purchase price of the property insured or the amount of the mortgage loan and upon the type of coverage. Coverage under the policy generally terminates upon resale or refinance of the property. The terms of coverage have become relatively standardized in accordance with forms approved by state or national trade associations, such as the American Land Title Association, The California Land Title Association and the Land Title Association of Arizona. Among the most commonly issued title insurance policies are standard or extended coverage policies for owners and lenders and trustee sale guarantees, which provide assurances to trustees concerning certain information in connection with nonjudicial foreclosures.

     THE TITLE POLICY AND UNDERWRITING PROCESS

     A brief description of the process of issuing a title insurance policy, which usually occurs over a thirty to ninety day period, is as follows:

          (i) The customer, typically a real estate salesperson or broker, escrow agent or lender, places an order for a title policy.

          (ii) After the relevant historical data on the property is compiled, the title officer prepares a preliminary title report which documents (a) the current status of title and conditions affecting the property, (b) any exclusions, exceptions and/or limitations which the title underwriter might include in the policy and (c) specific issues which need to be addressed and resolved by the parties to the transaction before the title policy will be issued. The preliminary report is circulated to all the parties for consideration of any specific issues.

          (iii) After the specific issues identified in the preliminary report are resolved, an escrow agent closes the transaction in accordance with the instructions of the parties and the title underwriter's conditions.

          (iv) Once the transaction is closed and all monies have been released, the title underwriter or agent issues the policies (a) to the owner and the lender on a new home sale or resale transaction or (b) to the lender only, on a refinance transaction.

     The terms and conditions upon which title to real property will be insured are determined in accordance with the standards, policies and procedures of the title underwriter. The underwriter may have a relationship with a third party agent, under which the agent issues the title insurance policy on behalf of the underwriter. The agent performs the search and examination function and retains a majority of the title premium as a commission. The underwriter receives the remainder of the premium collected by the agent in exchange for assuming the risk on the policy.

     Underwriting practices in California and Arizona are generally dictated by the California and Arizona Land Title Associations, although the underwriter's personnel interpret the application of these rules to specific circumstances. An underwriter, such as FNTIC, also maintains and distributes current information on title practices and procedures to its issuing agents.

     The maximum amount of liability for an insurer, under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured's title against an adverse claim. The reserve for claim losses is based upon known claims, as well as losses the insurer expects to incur based on historical experience and other factors, including industry averages, claim loss history, legal environment, geographic considerations, expected recoupments and the types of policies written. The title underwriter establishes a reserve for each known claim based on a review and evaluation of potential liability.

     A third party agent that issues title insurance on behalf of an insurer is not subject to the same liability that the insurer faces under the policy. The agent is not assuming risk on the title policy and its liability with respect to the issuance of the policy is typically limited to a specific amount, pursuant to an agreement with the insurer.

     ECONOMIC FACTORS AFFECTING THE INDUSTRY

     Title insurance revenue is closely related to the level of real estate purchase, financing activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the early 1990's, decreases in mortgage interest rates since late 1995 and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. The overall economic environment, stable mortgage interest rates and strength in the real estate market, especially in California, contributed to very positive conditions for the industry throughout 1996, 1997 and 1998. It is impossible to predict the future direction interest rates and the real estate market may move or fluctuate.

     COMPETITIVE FACTORS

     A key competitive factor in the title insurance business is the ability to develop and maintain a qualified and experienced group of professionals through which services are delivered to customers. Title insurance business is typically generated through relationships with persons in the real estate industry such as independent escrow companies, real estate brokers and agents, developers, mortgage brokers, mortgage bankers, financial institutions and attorneys. Thus, the relationships and contacts maintained by sales personnel are critical to generating such business. In addition, the quality of a title company's service, its responsiveness, and its ability to adapt to customer's needs are important in attracting and maintaining customers. Other competitive factors include the financial strength and reputation of the insurer.

     The Company believes that the price of title insurance is typically not an important competitive factor. In both California and Arizona, where the Company's operations are currently conducted, the minimum price of title insurance is posted by the title underwriter and is regulated by the Department of Insurance in California, and by the State Banking Commission in Arizona. In the event the Company expands its operations into states where regulatory authorities do not control prices, the price of title insurance may also become an important competitive factor.

     TITLE INSURANCE OPERATIONS

     The Company's largest subsidiary, ATC, is an underwritten title company licensed by the Department of Insurance of the State of California. ATC is not a title underwriter, but rather its current business is limited to issuing policies as an agent on behalf of FNTIC, a subsidiary of FNFI. ATC acts exclusively as an agent for FNTIC with respect to the procurement of title insurance policies in 13 selected counties in California and one county in Arizona, subject to certain exceptions. At the present time ATC does not conduct operations in any other counties in California. This exclusive arrangement with FNTIC does not apply to other counties into which the Company may expand in the future. ATC's net title service revenue consists of 88% of the gross title insurance premiums collected on policies issued pursuant to its agreement with FNTIC. The remaining 12% is comprised of an 11% underwriting fee and a 1% administrative service fee, both paid to FNTIC. As an agent, ATC is not subject to the loss and reserve requirements applicable to insurers, and pursuant to its agreement with FNTIC, ATC's liability is limited to the first $5,000 of loss under any policy issued by it on behalf of FNTIC, except in the case of negligence, or willful or reckless conduct. To date, the amounts paid by the Company to FNTIC in reimbursement of FNTIC's claims losses under this arrangement have not been material. See "Business Title
Policies" -- "Relationship With Fidelity National Financial, Inc.".

     ATC has agreed to purchase National, which is a licensed title underwriter. Although it has not recently written any significant amount of business, National is licensed to issue title insurance in 35 states. The acquisition, when completed, is expected to provide the Company with an opportunity to underwrite title insurance policies and expand its operations through both direct and agency relationships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 of Notes to Consolidated Financial Statements.

     The Company, through its subsidiaries, maintains 14 branches consisting of 62 offices located in major counties throughout California and in Maricopa County, Arizona (Phoenix and surrounding areas). Each of the Company's branches processes real estate transactions within the geographical area of the branch, usually a county boundary. Each branch is operated as a separate profit center. In the years ended December 31, 1998,

1997 and 1996, the following branch operations of the Company accounted for the indicated percentages of total gross title insurance premium revenues:

                                                         YEAR ENDED DECEMBER 31
                                 -----------------------------------------------------------------------
                                         1998                    1997(1)                  1996(2)
                                 ---------------------    ---------------------    ---------------------
                                  PREMIUMS     PERCENT     PREMIUMS     PERCENT     PREMIUMS     PERCENT
                                 -----------   -------    -----------   -------    -----------   -------
Alameda, CA....................  $ 4,642,287      7.8%    $ 2,340,155      6.3%    $ 2,801,290      7.7%
Contra Costa, CA...............    3,257,257      5.5       1,422,190      3.8         878,216      2.4
Fresno, CA.....................           --       --              --       --         494,605      1.4
Inland Empire, CA
  (Riverside and San Bernardino)...   2,842,390    4.8      3,239,259      8.7       2,887,014      7.9
Kern, CA.......................    3,001,883      5.1       2,569,164      6.9       2,593,224      7.1
Los Angeles, CA................    8,491,268     14.3       6,622,961     17.6       5,909,103     16.1
Orange, CA.....................   15,766,033     26.6       9,310,389     24.8      10,606,365     29.1
Phoenix, AZ....................    3,911,995      6.6       2,680,274      7.2       1,912,400      5.2
Sacramento, CA.................      681,610      1.2         348,751      0.9         764,427      2.1
San Diego, CA..................    4,615,215      7.8       2,279,367      6.1       2,946,284      8.0
San Mateo, CA..................      936,976      1.6         899,866      2.4       1,005,697      2.7
Santa Barbara, CA..............      517,649      0.9              --       --              --       --
Santa Clara, CA................    5,550,679      9.4       2,863,894      7.7       3,529,743      9.6
Ventura, CA....................    4,990,356      8.4       2,837,472      7.6         271,626      0.7
                                 -----------    -----     -----------    -----     -----------    -----
                                 $59,205,598    100.0%    $37,413,742    100.0%    $36,599,994    100.0%
                                 ===========    =====     ===========    =====     ===========    =====

---------------
(1) Gross premium amounts include premiums generated by the predecessor company for the period January 1, through June 30, 1997 combined with premiums generated by the Company for the period July 1, through December 31, 1997.

(2) Gross premium amounts generated by the predecessor.

     TITLE PLANTS

     To facilitate the preparation of title reports without the necessity of manually searching official public records, copies of public records, maps and other relevant historical documents are sometimes compiled and indexed in a "title plant." Each title plant relates to a particular county and is kept current on a daily or other frequent basis by the addition of copies of recorded documents which affect real property. Title companies often subscribe to independent title information services to assist in the updating of their title plants and the maintenance of title records.

     The Company leases title plants from FNTIC in Kern, San Mateo and Santa Clara counties for an aggregate payment of $10,000 per month. At the expiration of the lease, the Company will have an option to acquire these title plants for nominal consideration. See "Relationship With Fidelity National Financial, Inc." The Company has also entered into a capital lease with Title Records, Inc. for the use of a title plant in Los Angeles County, and has the right to acquire a copy of the public records, maps and other relevant historical documents at that plant. The Company accesses title plants in the other counties in which it operates through joint plant user agreements with Experian Group and Security Union Title Insurance Company.

     Maintenance activities related to title plants constitute a significant item of expense, since each document must be reviewed and indexed. These costs plus the costs of subscribing to various title information services and other plant expenses range from approximately $2,000 to $25,000 per month, per county.

     MARKETING

     The Company attempts to increase the volume of its title insurance and real estate related services business primarily through customer solicitation by sales personnel. The primary source of this business is from independent escrow companies, real estate brokers and agents, developers, mortgage brokers, mortgage bankers, financial institutions and attorneys. The Company believes that the personal contacts maintained by its sales personnel with these customers are critical to generating title insurance business. The Company therefore actively encourages its branch personnel to continually develop new business relationships with persons in the real estate business community. In addition to generating business through direct solicitation and general advertising, the Company believes that excellent service is an important competitive factor in attracting and retaining customers, and measures customer service in terms of quality and timeliness in the delivery of services.

     ESCROW SERVICES

     The escrow services provided by the Company include all of those typically required in connection with residential and commercial real estate purchase and finance activities. Fees from escrow services represented approximately 26.5%, 23.8% and 20.3% of the Company's revenues in 1998, 1997 (Combined) and 1996 (Predecessor), respectively. The higher growth rate in 1998 compared to 1997 is primarily attributable to the opening of 10 new escrow offices by the Company in California during 1998. See selected financial data.

     Escrow operations are regulated by state insurance authorities, and the Company has the flexibility to establish different fee schedules in different counties. The Company believes that the acquisition of National, if completed, will enable the Company to expand its escrow operations into counties in which it does not presently hold the necessary licenses. The Company intends to evaluate these expansion opportunities on a county by county basis.

     OTHER REAL ESTATE RELATED SERVICES

     In addition to issuing title insurance policies and providing escrow services, the Company provides other real estate related services, including those described below. Such services accounted for approximately 16.5%, in 1998, 16.0% in 1997 (Combined) and 12.6% in 1996 (Predecessor), respectively. See selected financial data.

     Document Preparation Services. The Company offers a variety of services relating to the documentation of real estate transactions. Such services include
(i) the preparation of reconveyance and assignment documents, (ii) file research and document retrieval services, and (iii) recording services, including retrieval of recorded documents. The Company is capable of providing these services in every county and township in the United States. The Company's ability to provide these services is facilitated by independent abstract companies, title companies and law firms.

     Appraisal Services. The Company's subsidiary, West Point Appraisal Services, Inc., is an appraisal management company offering a variety of residential appraisal services to meet the varying needs of its customers. The appraisal services are also provided through independent approved fee appraisers.

     Inspection Services. The Company's subsidiary, West Point Properties, Inc, is an inspection company providing inspection services to its customers. These services are provided through independent contracted inspectors.

     Shortened Title Assurance Reports ("STAR" Product). The Company's STAR Product serves as a low-cost, limited form of title protection for the benefit of lenders in subordinate loan transactions where the primary lending criteria is the borrower's creditworthiness rather than the security interest in the real property.

     Central Order Processing Unit. The Company's Central Order Processing Unit ("COP Unit") provides customers with a centralized location through which they can order title and escrow services. The services offered through the COP Unit can be provided on a nationwide basis.

     Trustee Sales Guarantee. The Company's trustee sale guarantee ("TSG") division provides a central location for all trustee sale guarantee requests throughout California. The Company's services include providing ten-day letter information, customized accounting and reporting documents, fast track messenger services and electronic file transfers. TSG services provide assurances to trustees concerning certain information in connection with nonjudicial foreclosures of property secured by a deed of trust. Because the number of foreclosures tends to increase as the real estate market and the economy decline, the Company's TSG division tends to be countercyclical to its title insurance business.

     Property Management Services. ATC's subsidiary, Landmark REO Management Services, Inc., provides quality property management and disposition services for foreclosure properties throughout the United States. These services include the initial property inspection, eviction coordination, property maintenance, the retention of a local broker, and the supervision of escrow for the sale of the property. The Company's property management services are provided in connection with foreclosures and therefore tend to be countercyclical to its title insurance business.

     TITLE LOSSES AND RESERVES

     As an agent, ATC is not subject to the loss and reserve requirements applicable to insurers, and pursuant to its agreement with FNTIC, ATC's liability is limited to the first $5,000 of loss under any policy issued by it on behalf of FNTIC, except in the case of negligence, or willful or reckless conduct. To date, the amounts paid by the Company to FNTIC in reimbursement of FNTIC's claims losses under this arrangement have not been material.

     COMPETITION

     The title insurance industry is highly competitive in the attraction and retention of customers and independent agents. The number of competing companies and the size of such companies varies in the different geographic areas in which the Company conducts its business. Generally, the Company is in competition with many other title insurers and agents, with the most effective competition coming from companies which possess greater capital resources. Approximately 2,400 title companies, less than 75 of which are underwriters, are members of the American Land Title Association, the title insurance industry's national trade association.

     The title insurance industry, however is heavily concentrated; for example, it is estimated that the six largest title insurance underwriters, either directly or through their agents, accounted for approximately 89% of the policy premium revenue in the United States in 1998. In the Company's principal markets, competitors currently include direct operations and agents of the title insurance subsidiaries of FNFI, Chicago Title Corporation, First American Financial Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous independent agency operations at the local level. The Company may also face competition from entrants into the industry and the markets it plans to service.

     The industry for escrow and other real estate related services provided by the Company is also highly competitive and extremely fragmented. The Company's competition with respect to such services includes not only other title underwriters and title agents in the insurance industry, but also companies, both local and national, that specialize in providing a particular service.

     Because the parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in closing the transaction, competition is based primarily on the quality and timeliness of service. The Company believes that its competitive position is enhanced by its quality customer service. The Company believes that the price of title insurance is typically not an important competitive factor.

     GOVERNMENT REGULATION

     Title companies, including underwriters, underwritten title companies and independent agents, are subject to regulation under applicable state laws. As an agent, the Company is subject to regulation in California and Arizona. In California, the Company is regulated by the Department of Insurance, Arizona is regulated by the State Banking Department, State of Arizona. See Notes 11 and 12 to Notes to the Consolidated Financial Statements. Such regulations include licensing requirements for the counties in which the Company operates, and regulations relating to minimum levels of net worth and working capital. Upon acquiring National, the Company will become subject to regulation by the New York Department of

Insurance and the regulatory requirements of those states in which National is licensed to do business. Such regulatory requirements include maximum insurable amounts under any single title insurance policy, regulations which restrict the payment of dividends or distributions, and statutory unearned premium requirements.

     The laws of most states in which the Company presently transacts or will transact business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, licensing agents, approving policy forms, regulatory accounting principles, financial practices, establishing reserve and capital and surplus requirements, defining suitable investments for reserves, capital and surplus and approving rate schedules.

     Current regulations require that ATC maintain a minimum net worth of $400,000 and that Santa Barbara Title Company maintain a minimum net worth of $120,000. The net worth of ATC was $15.3 million as of December 31, 1998 and $8.6 million as of December 31, 1997. The net worth of Santa Barbara Title Company was $136,000 as of December 31, 1998 and $380,000 as of December 31, 1997. See Note 12 of Notes to Consolidated Financial Statements.

     As a condition to continued authority to issue policies in the states in which ATC conducts its business, ATC is required to pay certain fees and file information regarding its officers, directors and financial condition.

     The State Banking Department, State of Arizona ("State Banking Department") delivered their report of Examination of Nations Title Insurance of Arizona, Inc. ("Nations") as of and for the three-year period ending October 31, 1998, on March 4, 1999. The report as forwarded to the Company by State Banking Department indicates that the Company may not be in compliance with certain State Banking Department regulations. The State Banking Department is providing the Company with an opportunity to present additional information prior to making their final determination as to compliance. The Company does not believe this will have a material impact upon the financial statements of the Company.

     On March 18, 1999, ANFI announced that its Board of Directors declared an initial quarterly cash dividend in the amount of $.10 per share. The dividend will be payable on May 27, 1999 to stockholders of record as of April 8, 1999.

     RELATIONSHIP WITH FIDELITY NATIONAL FINANCIAL, INC.

     The Company has a relationship with FNFI, resulting from FNFI's involvement in the organization and growth of the Company, FNFI's equity ownership position in the Company and existing business and contractual relationships between the two companies. The Company's principal subsidiary, ATC, was a wholly owned subsidiary of FNFI until July 1, 1997, when the Company acquired 60% of ATC's outstanding common stock for $6.0 million in cash. As a result of the Reorganization and following the Company's initial public offering, FNFI currently owns approximately 31.5% of the outstanding common stock of the Company. See "Reorganization," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" and Notes 10 and 11 of Notes to Consolidated Financial Statements.

     Operationally, the Company and FNTIC continue to have a close working relationship. FNTIC and ATC have entered into an Issuing Agency Agreement pursuant to which ATC has agreed that until June 30, 2002 it will act exclusively as an agent for FNTIC with respect to the procurement of title insurance policies in 14 selected counties in California and Arizona, subject to certain exceptions and subject to a mutually agreed 5 year extension to the original term. This exclusive arrangement does not apply to other counties into which the Company may expand in the future. Under the Issuing Agency Agreement, in addition to furnishing title insurance products and services, FNTIC provides a wide variety of administrative services for ATC, including accounting, legal and human resources services. ATC pays FNTIC a management fee of 1% of gross premiums for these services. This administrative services arrangement is terminable by ATC upon 90 days notice to FNTIC.

     YEAR 2000 ISSUES

     Information technology is an integral part of the Company's business. The Company also recognizes the critical nature of and the technological challenges associated with the Year 2000 issue. The Year 2000 issue ("Y2K") results from computer programs and computer hardware that utilize only two digits to identify a year in the date field, rather than four digits. If such programs or hardware are not modified or upgraded information systems could fail, lock up, or in general fail to perform according to normal expectations. The Company has implemented a program and committed both personnel and other resources to determine the extent of potential Y2K issues. Included within the scope of this program are systems used in title plants, title policy processing, escrow production, claims processing, real estate related services, financial management, human resources, payroll and infrastructure. In addition to a review of internal systems, the Company has initiated formal communications with third parties with which it does business in order to determine whether or not they are Y2K compliant and the extent to which the Company may be vulnerable to third parties' failure to become Y2K compliant. The Company is in the process of identifying Y2K compliant issues in its systems, equipment and processes. The Company is making changes to such systems, updating or replacing such equipment, and modifying such processes to make them Y2K compliant.

     The Company has developed a four phase program to become Y2K compliant. Phase I is, "Plan Preparation and Identification of the Problem." This is an ongoing phase that will continue beyond the year 2000 itself. Phase II is, "Plan Execution and Remediation." Phase III is, "Testing." Phase IV is, "Maintaining Y2K Compliance." The Company anticipates that its systems processes will be substantially Y2K compliant by July 1999. The status of the Y2K compliance program is monitored by senior management of the Company and by the Audit Committee of the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. Due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties', including various local governments upon which the Company relies upon to provide title-related data, ability to become Y2K compliant, estimates may be subject to change.

     Management of the Company believes that its electronic data processing and information systems will be Y2K compliant; however, there can be no assurance that all of the Company's systems will be Y2K compliant, that the costs to be Y2K compliant will not exceed management's current expectations, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's business. The Company believes that functions currently performed with the assistance of electronic data processing equipment could be performed manually or outsourced if certain systems were determined not to be Y2K compliant on or after January 1, 2000.

     The Company has not yet completed a contingency plan in the event that any systems are not Y2K compliant, but will do so once the Phase III process of its compliance program is begun. We expect this contingency plan to be complete by July 1999.

     This entire section "Year 2000 Issues" is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

     EMPLOYEES

     As of March 15, 1999, the Company, including its subsidiaries, had 874 full time employees. The Company believes its success depends significantly on attracting and retaining talented and experienced personnel. The Company locates and recruits its personnel primarily through personal contacts in the industry, and the Company's executive officers are actively involved in the recruitment process. The Company offers competitive packages of base and incentive compensation and benefits in order to attract and motivate its employees. The Company believes that its relations with employees are good.

     RISK FACTORS

     The Company's securities are speculative in nature and an investment in such securities involves a high degree of risk. Prospective investors should consider, along with the other information contained in this Annual Report, the following considerations and risks in evaluating an investment in the Company.

  Cyclical Nature of Real Estate Market

     The title insurance industry is dependent on the volume of real estate transactions that occur. Substantially all of the Company's title insurance, escrow and other real estate service business result from sales and refinancings of real estate, primarily residential properties, and from the construction and sale of new properties. Real estate activity is cyclical in nature and is highly sensitive to the cost and availability of long-term mortgage funds and general economic conditions. Real estate activity and, in turn, the Company's revenue base, can be adversely affected during periods of high interest rates and/or limited money supply. During 1998, low mortgage interest rates and a strong California real estate market contributed to increased residential transaction activity. No assurance can be given that historical levels of premiums and fees received by the Company will be available to the Company in the future.

     Geographic Concentration

     The Company derives substantially all of its revenues from real estate transactions occurring in California. Due to the relatively high cost of real estate in California, the real estate market may be more sensitive to fluctuations in interest rates and general economic conditions than other regions of the United States. Adverse economic conditions affecting the California real estate market could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with the Relationship with Fidelity National Financial,
Inc.

     The Company maintains a close relationship with FNFI and its subsidiaries and relies upon them for a number of services in connection with its operations. The Company has agreed that until June 30, 2002 it will act exclusively as an agent for FNTIC with respect to the procurement of title insurance policies in 13 selected counties in California and one county in Arizona, subject to certain exceptions and subject to a mutually agreed 5 year extension to the original term. In exchange for a management fee, FNTIC provides a variety of administrative services for ATC, including accounting, legal and human resources services. The unexpected loss of FNTIC's underwriting or administrative services, for any reason, could result in an interruption in the Company's operations until such services are secured elsewhere, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Certain of FNFI's subsidiaries are competitors of the Company in several of the markets in which the Company operates. A director and certain officers of the Company are also directors or officers of FNFI. Accordingly, there is a possibility that the interests of the Company and FNFI might conflict. There can be no assurance that the directors or officers of the Company, in satisfying their fiduciary duties and the requirements of applicable statutory laws to ensure such conflicts are properly resolved, can or will act in the best interests of the Company.

     Risks Associated with the Acquisition of National

     On March 16, 1998, ATC entered into a Stock Purchase Agreement with a subsidiary of FNFI to acquire all of the outstanding capital stock of National. Due to the affiliated nature of the parties this should not be considered an arm's length transaction. National, a New York domiciled insurance underwriter, is currently licensed to issue title insurance policies in 35 states and the U.S. Virgin Islands. ATC has requested regulatory approval of this transaction from the Department of Insurance of the State of New York. An element of the Company's business strategy is to utilize National not only as a means to generate underwriting premiums but to expand geographically into states where the Company does not currently operate. This is the primary purpose of the acquisition of National. There can be no assurance, however, that the required regulatory approval will be obtained for the acquisition of National or that the acquisition will be completed. In addition,

National does not currently underwrite title insurance policies through direct operations or agency relationships and the Company will be required to commit resources to establish direct operations and agency relationships in order to realize the benefits of this acquisition. The amount of such resources will depend on the Company's resource allocation plan for the development of National, which has not been completed. Cash resources for the development of National are expected to be provided by current cash balances and internally generated funds. National's principal value lies in the licenses it holds to operate as an underwriter in 35 states, and the resource allocation plan will depend on which strategic options the Company pursues in utilizing the licenses. There can be no assurance that the Company will be able to develop any business or generate title insurance premiums through National, or that it will realize any of the benefits anticipated from the acquisition of National.

     Competition

     The title insurance business is very competitive, primarily in the areas of service and expertise. The size and financial strength of the title insurer who underwrites the policies are also important factors in decisions relating to the purchase of title insurance. Many of the Company's competitors have greater financial, personnel, marketing and other resources than the Company, and some are underwritten by larger title insurance companies. Also, the removal of regulatory barriers in the future might result in new competitors, including financial institutions, entering the title insurance business. Intense competition among the more established title insurance companies and any such new entrants could have a material adverse effect on the business, financial condition and results of operations of the Company.

     Risks Related to Possible Acquisitions

     An element of the Company's business strategy is to expand its operations through the acquisition of complementary businesses. Except for the acquisition of National, the Company has no agreements, understandings or commitments and is not currently engaged in negotiations with respect to any additional acquisition. There can be no assurance that the Company will be able to identify, acquire, profitably manage or successfully integrate any businesses into the Company without incurring substantial expenses, delays or other operational or financial problems. Moreover, competition for acquisition candidates is intense, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. Furthermore, acquisitions involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, increased costs to improve managerial, operational, financial and administrative systems, legal liabilities, and amortization of acquired intangible assets, some or all of which could materially and adversely affect the Company's business, operating results and financial condition. The Company may have to issue additional equity securities or incur indebtedness in order to finance the acquisition of other businesses. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings or performance at levels historically enjoyed by the Company. The failure of the Company to manage its acquisition strategy successfully could materially and adversely affect the Company's business, operating results and financial condition.

     Management of Growth

     The Company is currently experiencing significant growth and intends to pursue further growth as part of its business strategy. The Company's ability to effectively manage the growth of its operations will require it to continue to improve its operational, financial and other internal systems and to attract, develop, motivate and retain its employees. The Company's rapid growth has presented and will continue to present numerous operational challenges, such as the assimilation of financial reporting systems, and will increase the demands on the Company's senior management and the Company's systems and internal controls. In addition, the Company's success depends in large part upon its ability to attract, develop, motivate and retain talented employees with significant industry experience and contacts. Such employees are currently in great demand and there is significant competition for employees with the requisite skills and experience from other national and regional title companies. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary to pursue its growth strategy. There can be no assurance that the Company will be able to maintain or accelerate its current growth, effectively manage its expanding operations or achieve planned growth on a timely or profitable basis. To the extent the Company is unable to manage its growth effectively and efficiently, the Company's business, financial condition and results of operations could be materially and adversely affected.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

     The Company wishes to caution readers that the forward-looking statements contained in this Form 10-K under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Item 7a. Quantitative and Qualitative Market Risk Disclosures" and elsewhere in this Form 10-K involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is filing the following cautionary statements identifying important factors that in some cases have affected, and in the future could cause the Company's actual results to differ materially from those expressed in any such forward-looking statements.

     The factors that could cause the Company's results to differ materially include, but are not limited to, general economic and business conditions, including interest rate fluctuations; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; Year 2000 issues, availability of qualified personnel; employee benefit costs and changes in, or the failure to comply with government regulations.

ITEM 2. PROPERTIES

     The Company's executive offices are located in Irvine, California. All offices of the Company are leased, except for an approximately 11,000 square foot branch office in Phoenix, Arizona, which the Company owns. This property was acquired with the proceeds of a $472,500 note that bears interest at the lending institution's prime lending rate and is due in full in December 1999. The principal balance of this note is $442,500 at December 31, 1998. The note is collateralized by a deed of trust on the Phoenix, Arizona property. The Company believes that its facilities are adequate for its current level of operations. In March 1999, the Company paid the remaining principal balance of this note in full.

ITEM 3. LEGAL PROCEEDINGS

     The Company in the ordinary course of business is subject to claims made under, and from time to time is named as defendants in legal proceedings relating to, policies of insurance it has issued or other services performed on behalf of insured policyholders and other customers. The Company also is involved from time to time in routine litigation incidental to the conduct of its business, apart from claims made under title insurance policies. There are currently no material pending litigation proceedings to which the Company is a party or to which any of its property is subject. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Industry Overview Recent Developments" and Note 9 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company completed an initial public offering on February 12, 1999. Prior to that time there was no market for the Company's common stock.

     The following table sets forth the range of high and low closing prices for the common stock on the NASDAQ Stock Exchange

                                                       HIGH      LOW
                                                       -----    -----
February 12, 1999 through March 29, 1999:............  $7.25    $5.25

     On March 29, 1999, the last reported sale price of the common stock on the NASDAQ Stock Exchange was $5.25 per share. As of March 29, 1999, the Company had less than 800 shareholders of record.

     On March 18, 1999, ANFI's Board of Directors declared an initial quarterly cash dividend in the amount of $.10 per share. The dividend will be payable on May 27, 1999 to stockholders of record as of April 8, 1999.

ITEM 6. SELECTED FINANCIAL DATA

     The Predecessor financial information included in the selected financial data below includes the historical financial information of the operations previously owned by FNFI and acquired by the Company on July 1, 1997. The Company's financial information included herein includes only the historical financial information of the Company since its formation in 1996. Although incorporated in 1996, the Company had no operations until it acquired 60% of the outstanding common stock of ATC in July 1997. All Predecessor information excludes the impact of the goodwill and minority interest associated with the Company's acquisition of 60% of the common stock of ATC from FNFI on July 1, 1997.

     The Company balance sheet data as of December 31, 1998 and 1997 and the statement of operations data for the year ended December 31, 1998 and for the six months ended December 31, 1997 have been derived from the Company's consolidated financial statements and notes thereto, which statements have been audited by KPMG LLP, independent auditors, and are included elsewhere herein. The Predecessor balance sheet data at December 31, 1996 and the Predecessor statement of operations data for the six months ended June 30, 1997 and for the year ending December 31, 1996 have been derived from the Predecessor's financial statements and notes thereto, which statements have been audited by KPMG LLP, independent auditors, and are included elsewhere herein. The following information should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this 10K.

                                                   COMPANY                           PREDECESSOR
                                         ---------------------------   ----------------------------------------
                                                         SIX MONTHS    SIX MONTHS     COMBINED
                                          YEAR ENDED       ENDED         ENDED       YEAR ENDED     YEAR ENDED
                                         DECEMBER 31,   DECEMBER 31,    JUNE 30,    DECEMBER 31,   DECEMBER 31,
                                             1998           1997          1997          1997           1996
                                         ------------   ------------   ----------   ------------   ------------
                                                  (AMOUNTS IN THOUSANDS OTHER THAN EARNINGS PER SHARE,
                                                              ORDER AND FEE PER FILE DATA)
BALANCE SHEET DATA:
  Cash and short-term investments......    $ 10,495       $ 7,224           N/A           N/A        $   420
  Working capital......................       8,776         5,047           N/A           N/A          4,035
Total assets...........................      37,376        22,365           N/A           N/A         10,661
  Due to affiliate.....................       1,893         1,411           N/A           N/A            722
  Shareholders' equity.................      19,898         1,123           N/A           N/A          6,372
STATEMENT OF OPERATIONS DATA:
  Net title service revenue-related
    party..............................    $ 52,092       $18,027       $14,768       $32,795        $32,703
  Escrow fees..........................      24,267         7,352         5,581        12,933          9,872
  Other fees and income................      15,066         5,532         3,162         8,694          6,127
                                           --------       -------       -------       -------        -------
         Total revenue.................      91,425        30,911        23,511        54,422         48,702
                                           --------       -------       -------       -------        -------
  Personnel costs......................      49,435        16,599        13,953        30,552         28,966
  Other operating expenses.............      17,477         8,084         6,521        14,605         15,925
  Title plant rent and maintenance.....       7,156         2,664         2,009         4,673          4,306
  Income (loss) before minority
    Interest...........................      10,100         1,789           592         2,382           (342)
  Net income (loss)....................    $  6,865       $   709       $   592       $ 1,301        $  (342)
PER SHARE DATA:
  Earnings per share:
  Basic................................    $   2.13       $  0.24           N/A           N/A            N/A
  Diluted..............................        1.96          0.23           N/A           N/A            N/A
  Weighted average common shares
    outstanding:
    Basic..............................       3,223         2,972           N/A           N/A            N/A
    Diluted............................       3,500         3,107           N/A           N/A            N/A
OTHER OPERATING DATA:
  Gross title insurance premiums.......    $ 59,206       $20,641       $16,773       $37,414        $36,600
  Orders opened(1).....................     146,932        46,800        40,700        87,500         94,900
  Orders closed(1).....................      98,319        32,600        28,200        60,800         63,700
  Average fee per file(1)..............    $    825       $   886       $   835       $   863        $   773

---------------
(1) Average fee per file information consists of gross title insurance premiums, escrow fees and other title-related fees divided by the number of closed files (not including revenue generated by, or closed files relating to, the Company's STAR Product, which are excluded due to the abbreviated characteristics of the policy). In addition, non title-related revenues and investment income are excluded as there are no associated closed files. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

N/A -- Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to provide information to facilitate the understanding and assessment of significant changes and trends related to the financial condition and results of operations of the Company. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere herein.

OVERVIEW

     The Company's revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the period 1991 through mid-1993, reductions in mortgage interest rates beginning in the latter part of 1991 triggered an increase in refinancing activity, which continued at then record levels through 1993 and into the first quarter of 1994. During 1994 and early 1995, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. The overall economic environment, stable mortgage interest rates and strength in the California and West Coast real estate market contributed to very positive conditions for the industry throughout all of 1996, 1997 and 1998. It is impossible to predict the direction interest rates and the real estate market may move in the future.

     The Company's revenues include net title service revenues (which also includes trustee sale guarantee fees), escrow fees, and other fees and revenues. The Company's operations generate escrow fees from holding and disbursing funds and documents in connection with the closing of real estate transactions. Escrow fees generally fluctuate in a pattern consistent with the fluctuation in title insurance premiums. Other fees and revenue primarily consist of real estate information fees, reconveyance fees, recording fees and appraisal fees, in connection with real estate transactions, and include fees related to the Company's STAR product. Other fees and revenue trend closely with the level of title insurance and escrow business.

     Net title service revenue and escrow fee revenues are recognized as income at the time the underlying real estate transaction closes. Expenses directly related to the title and escrow process are recognized as they are incurred, throughout the duration of the escrow. As a result, the Company's recognition of revenue relating to a given escrow lags approximately 60-90 days behind the opening of that escrow and the recognition of the corresponding expenses. Other fees and revenue are generally recognized as income at the time the underlying transaction closes; however, certain other fees and revenue are recognized as income over the period during which the service is provided. These factors may result in fluctuations in gross margins from quarter to quarter.

     Net title service revenues consist of gross title insurance premiums less fees paid to underwriters. Fees to underwriters represent the portion of gross title insurance premiums paid by the Company's underwritten title companies to FNTIC, pursuant to the terms of an Issuing Agency Agreement, and similar fees paid by the Company's other underwritten title company subsidiaries.

     Beginning in January 1997, ATC entered into an Issuing Agency Agreement with FNTIC under which ATC pays FNTIC an underwriting fee equal to 11% of the gross title insurance premiums received. In addition, ATC pays FNTIC a fee equal to 1% of gross title insurance premiums for certain accounting, human resources and legal services provided by FNFI. Although the fee for these management services was not negotiated in an arm's length transaction, the Company believes that the amount of these fees is reasonable in light of the level of services received and the estimated costs of performing these services internally.

     While the number of orders that close affects the Company's revenue, the largest component of the Company's expenses are personnel costs. Since personnel costs are relatively fixed over the short-term, in a rapidly declining market, reductions in the number of orders can adversely affect margins. Gross margins are also affected by the relative numbers of orders that relate to refinancing transactions, as compared to those relating to real estate sale transactions.

     The average fee per file and corresponding gross margins are higher for real estate sale and resale transactions than refinance transactions for three principal reasons: (i) a larger percentage of sale and resale orders close as compared to refinance orders, (ii) typically two policies are issued in a resale transaction (one each to the buyer and lender) whereas only one is issued in a refinance transaction and (iii) the base rate charged on sale and resale transactions is typically higher than that charged on refinance transactions.

     Because title insurance premiums are calculated with regard to the purchase price of the property or the amount of the lender's mortgage, average fees per file will also increase during periods in which real estate prices, and corresponding mortgage loans, are increasing.

     The Company was incorporated in November 1996, but had no operations until it acquired 60% of the outstanding common stock of ATC in July 1997. For the year 1997, the Company's revenue and expenses included only six months of ATC's operations compared to a full year of ATC-related operations included in the year ended December 31, 1998. Therefore, revenue and expenses related to the historical operations of the Company since its inception are not comparable from year to year.

RESULTS OF OPERATIONS

     The following discussion presents a comparison of (1) the Company for 1998 with (2) the Company and Predecessor combined for 1997 and (3) the Predecessor for 1996. Information provided for the six months ended June 30, 1997 and for the year ended December 31, 1996 is that of the Company's Predecessor, and should not be considered an indicative measure or comparison of the Company's current financial position or results of operations.

REVENUE

     The following table presents information regarding the components of the Company's revenue:

                                                    COMPANY                            PREDECESSOR
                                          ---------------------------   -----------------------------------------
                                                          SIX MONTHS    SIX MONTHS     COMBINED
                                           YEAR ENDED       ENDED         ENDED       YEAR ENDED     YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,    JUNE 30,    DECEMBER 31,   DECEMBER 31,
                                              1998           1997          1997          1997           1996
                                          ------------   ------------   ----------   ------------   -------------
                                                 (AMOUNTS IN THOUSANDS OTHER THAN ORDERS AND FEE PER FILE)
Net title service revenue-related
  party.................................    $52,092        $18,027       $14,768       $32,795         $32,703
Escrow fees.............................     24,267          7,352         5,581        12,933           9,872
Other fees and revenue..................     15,066          5,532         3,162         8,694           6,127
                                            -------        -------       -------       -------         -------
    Total revenue.......................    $91,425        $30,911       $23,511       $54,422         $48,702
                                            =======        =======       =======       =======         =======
Orders closed...........................     98,319         32,600        28,200        60,800          63,700
Average fee per file....................    $   825        $   886       $   835       $   863         $   773

     Total revenues were $91.4 million and $54.4 million for the years ended December 31, 1998 and 1997, respectively. Since commencing operations in July 1997, the Company expanded its services and acquired other operations. The Company's revenues have been increasing as a result of such expansion and due to an increase in real estate activity and home prices, as well as an increase in the number of real estate transactions handled by the Company. Total revenues increased to $54.4 million in 1997 from $48.7 million in 1996, primarily as a result of improving market conditions and an improved contribution from escrow fees and other fees and revenue.

     Net Title Service Revenue. Net title service revenue was $52.1 million for 1998, as compared to $32.8 million for 1997, an increase of $19.3 million or 58.8%. This fluctuation is primarily attributable to increases in both refinancing and real estate sale transactions during 1998, which largely resulted from stable mortgage interest rates and improvements in the overall economic environment in the California real estate market, offset in part by a reduction in revenues related to the countercyclical trustee sale guarantee and foreclosure business. Net title service revenue was essentially flat in 1997 compared to 1996. The Company's average fee per file for orders closed in 1998 was $825 compared to $886 in 1997 and $773 in 1996. The decrease in fee per file in 1998 compared to 1997 is a result of escrow orders closing without the title order and an increase in the number of refinancing transactions, which result in a lower fee per file than resale transactions. Fee per file increased in 1997 over 1996 primarily as a function of rising home prices, which results in an increase in fee per file. Gross title insurance premiums were $59.2 million, $37.4 million and $36.6 million in 1998, 1997, and 1996, respectively.

     Escrow Fees. Revenues from escrow fees were $24.3 million for 1998, as compared to $12.9 million for 1997, an increase of $11.3 million or 87.6%. This increase is consistent with the trend in title premiums but is also due to the Company's focused efforts to expand its escrow market presence in certain areas, such as southern California. Escrow fees increased to $12.9 million in 1997, an increase of $3.0 million, or 31%, from $9.9 million in 1996, primarily as a result of market conditions.

     Other Fees and Revenue. Other fees and revenue were $15.1 million for 1998 as compared to $8.7 million for 1997, an increase of $6.4 million or 73.3%. Other fees and revenue increased $2.6 million, or 41.9% to $8.7 million in 1997 from $6.1 million in 1996. This increase is primarily a result of the additional services offered by the Company from its support services, appraisal, asset management and property inspection divisions.

EXPENSES

     The following table presents the components of the Company's expenses:

                                                    COMPANY                            PREDECESSOR
                                          ---------------------------   -----------------------------------------
                                                          SIX MONTHS    SIX MONTHS     COMBINED
                                           YEAR ENDED       ENDED         ENDED       YEAR ENDED     YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,    JUNE 30,    DECEMBER 31,   DECEMBER 31,
                                              1998           1997          1997          1997           1996
                                          ------------   ------------   ----------   ------------   -------------
                                                                  (AMOUNTS IN THOUSANDS)
Personnel costs.........................    $49,435        $16,599       $13,953       $30,552         $28,966
Other operating expenses................     17,477          8,084         6,521        14,605          15,925
Title plant rent and maintenance........      7,156          2,664         2,009         4,673           4,306
                                            -------        -------       -------       -------         -------
Total expenses..........................    $74,068        $27,347       $22,483       $49,830         $49,197
                                            =======        =======       =======       =======         =======

     The Company's principal costs include personnel costs, title plant rent and maintenance costs, and other operating expenses. Personnel costs include both base salaries and commissions paid to employees, and are the most significant operating expense incurred by the Company.

     Other operating expenses consist of facilities expenses, postage and courier services, computer services, professional services, advertising expenses, general insurance, trade and notes receivable allowances, depreciation and amortization and interest expense.

     Title plant rent and maintenance costs consist of payments for access to title plants, and costs of updating these title plants. Title plant rent and maintenance costs includes daily update expenses that are dependent on the volume of real estate transaction activity in the market generally and a rental charge that is based on actual utilization.

     Personnel Costs. Personnel costs were $49.4 million for 1998, as compared to $30.6 million for 1997. As a percentage of total revenue, personnel costs decreased to 54.1% in 1998 from 56.1% in 1997. In 1996, personnel costs as a percentage of total revenue were 59.5%. Personnel costs totaled $29.0 million in 1996. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. The Company's personnel expenses have decreased as a percentage of total revenue, but increased in absolute dollar amount since its inception as the Company has acquired other operations, hired additional personnel expanded its business and handles more real estate transaction. The Company has taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business and revenues. The Company will not, however, compromise its customer service standards or quality controls in responding to market conditions. The Company continues to monitor the prevailing conditions and will respond as necessary.

     Other Operating Expenses. Other operating expenses were $17.5 million in 1998 as compared to $14.6 million in 1997, an increase of $2.9 million or 19.7%. As a percentage of total revenue, other operating expenses decreased to 19.1% in 1998 from 26.8% in 1997. In 1996, other operating costs totaled $15.9 million, or 32.7%, of total revenue. In response to market conditions, the Company implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in the year over year percentage fluctuations.

     The repayment of debt pursuant to the terms of the Reorganization will result in a material decrease in future interest expense. Interest expense incurred during 1998 and 1997, related to the debt repaid in the Reorganization, was $391,469 and $413,000 respectively.

     The period over period of fluctuations in personnel costs and other operating expenses are primarily the result of the fluctuations in total revenue and the impact of continued implementation of title and escrow related technology on productivity and efficiency.

     Title Plant Rent and Maintenance Expenses. Title plant rent and maintenance expenses were $7.2 million, $4.7 million and $4.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. This increase is primarily due to the variable component relating to the volume of orders As a percentage of title revenue, title plant rent and maintenance expenses totaled 7.8%, 8.6% and 8.8% for the years ended December 31, 1998, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash requirements include debt service, debt relating to capital leases, personnel, operating expenses, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds. In the future, the Company's cash requirements will include those relating to the development of National's business. While the Company presently has in place much of the infrastructure (principally consisting of personnel) that will be used for this development, management believes that additional cash resources will be required. The amount of such resources will be dependent on the Company's resource allocation plan for National, which has not been completed. The development of direct sales operations for the expansion of National would require more cash resources than developing these operations using agency relationships. Cash requirements for the development of National are expected to be met from current cash balances and internally generated funds. National is presently owned by a subsidiary of FNFI, and therefore its acquisition by the Company should not be considered an arm's length transaction.

     Two significant sources of the Company's funds are dividends and distributions from its subsidiaries. As a holding company, the Company receives cash from its subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses it incurs. The Company's underwritten title companies collect premiums and fees and pay underwriting fees and operating expenses. These companies are restricted only to the extent of maintaining minimum levels of working capital and net worth, but are not restricted by state regulations or banking authorities in their ability to pay dividends and make distributions. The Company's other subsidiary operations collect revenue and pay operating expenses; however, they are not regulated by insurance regulatory or banking authorities. Positive cash flow from the underwritten title companies and other subsidiary operations is invested primarily in cash and cash equivalents.

     Current regulations require that ATC maintain a minimum net worth of $400,000 and that Santa Barbara Title Company maintain a minimum net worth of $120,000. The net worth of ATC was $15.3 million as of December 31, 1998 and $8.6 million as of December 31, 1997. The net worth of Santa Barbara Title Company was $136,000 as of December 31, 1998 and $380,000 as of December 31, 1997.

     In December 1998, the Company entered into an agreement to purchase a home office building in Orange, California for $2,600,000. The Company has deposited $100,000 in an escrow account. This transaction is subject to certain conditions prior to closing.

     Net proceeds of approximately $9.7 million were received by the Company in connection with its Initial Public Offering. The underwriters exercised an option for over allotment to purchase an additional 150,000 shares at $6 per share on March 31, 1999.

RECENT DEVELOPMENTS

     On January 4, 1999, the Company agreed to purchase 100% of the assets of Pacific Printers, a printing company providing affiliated and non-affiliated reproduction of forms and printing material. The purchase price of this acquisition was $125,000, paid in cash.

     On February 12, 1999, the Company completed an Initial Public Offering of 1,750,000 million shares at $6 per share, resulting in Fidelity National Financial, Inc. owning 31.5% of the outstanding shares and 36.7% owned by management. Net proceeds of approximately $9.7 million were received by the Company. In connection with the offering, the underwriters exercised an option for over allotment to purchase an additional 150,000 shares at $6 per share on March 31, 1999.

     The State Banking Department, State of Arizona ("State Banking Department") delivered their Report of Examination of Nations Title Insurance of Arizona, Inc. ("Nations") as of and for the three-year period ending October 31, 1998 on March 4, 1999. The report as forwarded to the Company by State Banking Department indicates that the Company may not be in compliance with certain State Banking Department regulations. The State Banking Department is providing the Company with an opportunity to present additional information prior to making their final determination as to compliance. The Company does not believe this will have a material impact upon the financial statements of the Company.

     On March 18, 1999, ANFI announced that its Board of Directors declared an initial quarterly cash dividend in the amount of $.10 per share. The dividend will be payable on May 27, 1999 to stockholders of record as of April 8, 1999.

     SEASONALITY

     Historically, the greatest volume of residential resale activity has usually occurred in the spring and summer months. However, events during the past five years, including numerous actions taken by the Federal Reserve Board, have caused unusual fluctuations in real estate activity, particularly in the seasonal pattern of residential resale and refinance activity. The Company cannot predict whether this pattern will continue to be affected by such factors.

     INFLATION

     To the extent real estate prices or mortgage interest rates increase due to inflationary factors, the Company's title service revenue generally increases because premiums are determined in part by the value of property or the amount of the mortgage loan. The Company's personnel costs and other operating expenses are also sensitive to inflation.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are necessary to be recognized under accounting standards as components of comprehensive earnings to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive earnings by their nature in a financial statement and (b) display the accumulated balance of other comprehensive earnings separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 became effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 has not had an impact on the Company's financial reporting.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 became effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The adoption of SFAS 131 has not had an impact on the Company's financial reporting as they operate in only one industry segment.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively, "derivatives") and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in earnings. To the extent that the hedge transaction is effective, earnings are equally offset by both investments. Currently the changes in fair value of derivative instruments and hedged items are reported in net unrealized gain (loss) on securities.

     SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this Statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this Statement. Earlier application of all of the provisions of SFAS 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. The Company does not believe the adoption of SFAS 133 will have a material impact on its financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

     The Company has no significant interest rate risk exposure as the only obligation outstanding at year end matured and was paid in full on March 19, 1999. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company does not enter into derivative or interest rate transactions for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL INFORMATION

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                                                              PAGE NO.
                                                              --------
Independent Auditors' Report................................     22
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................     23
Consolidated Statements of Operations for the years ended
  December 31, 1998 and 1997................................     24
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1998 and 1997....................     25
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998 and 1997................................     26
Notes to Consolidated Financial Statements..................     27

                 AMERICAN NATIONAL FINANCIAL, INC. PREDECESSOR

                                                              PAGE NO.
                                                              --------
Independent Auditors' Report................................     37
Statements of Combined Operations for the six months ended
  June 30, 1997 and for the year ended December 31, 1996....     38
Statements of Shareholder's Equity for the six months ended
  June 30, 1997 and for the year ended December 31, 1996....     39
Statements of Cash Flows for the six months ended June 30,
  1997 and for the year ended December 31, 1996.............     40
Notes to Financial Statements...............................     41

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
American National Financial, Inc.:

     We have audited the consolidated balance sheets of American National Financial, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American National Financial, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          KPMG LLP

Los Angeles, California
March 29, 1999

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $10,344,987    $ 7,223,635
  Short-term investments, at cost, which approximates fair
     market value...........................................      150,000             --
  Accounts receivable, net of allowance for doubtful
     accounts of $1,895,684 in 1998 and $1,100,449 in
     1997...................................................    8,575,808      6,809,177
  Deferred income taxes.....................................    2,395,298        832,732
  Prepaid expenses and other current assets.................    2,796,888        903,002
                                                              -----------    -----------
          Total current assets..............................   24,262,981     15,768,546
Property and equipment, net.................................    4,010,187      2,723,670
Title plants................................................    2,252,023        815,310
Deposits with Insurance Commissioner........................      112,500        105,000
Intangibles, net of accumulated amortization of $609,103 in
  1998 and 257,349 in 1997..................................    6,738,350      2,952,417
                                                              -----------    -----------
          Total assets......................................  $37,376,041    $22,364,943
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,159,588    $ 1,958,813
  Other accrued expenses, including $123,630 to affiliate in
     1998 and 587,750 in 1997...............................    5,194,767      3,403,219
  Customer advances.........................................    2,190,364      1,155,536
  Current portion of long-term debt.........................      442,500        936,672
  Current portion of obligations under capital leases with
     affiliates.............................................      741,561        660,176
  Current portion of obligations under capital leases with
     non-affiliates.........................................      115,643             --
  Income taxes payable......................................    3,750,029      1,195,581
  Due to affiliate..........................................    1,892,910      1,411,170
                                                              -----------    -----------
          Total current liabilities.........................   15,487,362     10,721,167
  Long-term debt............................................           --      5,535,828
  Obligations under capital leases with affiliates..........      669,435      1,411,001
  Obligations under capital leases with non-affiliates......    1,321,070             --
                                                              -----------    -----------
          Total liabilities.................................   17,477,867     17,667,996
Minority interest in consolidated subsidiary................           --      3,574,100
Shareholders' equity:
  Preferred stock, no par value; authorized 5,000,000
     shares; issued and outstanding, none...................           --             --
  Common stock, no par value; authorized, 50,000,000 shares;
     issued and outstanding, 4,917,096 in 1998 and 2,910,416
     in 1997................................................           --             --
  Additional paid in capital................................   12,324,264        414,284
  Retained earnings.........................................    7,573,910        708,563
                                                              -----------    -----------
          Total shareholders' equity........................   19,898,174      1,122,847
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $37,376,041    $22,364,943
                                                              ===========    ===========

See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
REVENUES:
  Net title service revenue -- related party................  $52,091,599    $18,026,297
  Escrow fees...............................................   24,266,852      7,352,399
  Other service charges.....................................   15,066,468      5,532,203
                                                              -----------    -----------
          Total revenues....................................   91,424,919     30,910,899
                                                              -----------    -----------
EXPENSES:
  Personnel costs...........................................   49,435,428     16,599,428
  Other operating expenses, includes $4,198,188 with
     affiliate in 1998 and $1,184,136 in 1997...............   17,476,815      8,083,626
  Title plant rent and maintenance..........................    7,155,728      2,664,201
                                                              -----------    -----------
          Total expenses....................................   74,067,971     27,347,255
                                                              -----------    -----------
Earnings before income taxes and minority interest in net
  earnings of consolidated subsidiary.......................   17,356,948      3,563,644
Provision for income taxes..................................    7,256,883      1,774,417
                                                              -----------    -----------
Earnings before minority interest in net earnings of
  consolidated subsidiary...................................   10,100,065      1,789,227
Minority interest in net earnings of consolidated
  subsidiary................................................   (3,234,718)    (1,080,664)
                                                              -----------    -----------
Net earnings................................................  $ 6,865,347    $   708,563
                                                              ===========    ===========
Basic earnings per share....................................  $      2.13    $      0.24
Diluted earnings per share..................................         1.96           0.23

See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            COMMON STOCK      ADDITIONAL                     TOTAL
                                         ------------------     PAID IN      RETAINED    SHAREHOLDERS'
                                          SHARES     AMOUNT     CAPITAL      EARNINGS       EQUITY
                                         ---------   ------   -----------   ----------   -------------
BALANCE, DECEMBER 31, 1996.............         --    $ --    $        --   $       --    $        --
  Issuance of common stock.............  3,026,400      --             --           --             --
  Forfeiture of common stock issued....   (115,984)     --             --           --             --
  Stock options granted................         --      --        414,284           --        414,284
  Net earnings.........................         --      --             --      708,563        708,563
                                         ---------    ----    -----------   ----------    -----------
BALANCE, DECEMBER 31, 1997.............  2,910,416    $ --    $   414,284   $  708,563    $ 1,122,847
                                         ---------    ----    -----------   ----------    -----------
  Forfeiture of common stock issued....    (93,316)     --             --           --             --
  Capital contribution.................         --      --      1,200,000           --      1,200,000
  Issuance of shares...................  2,099,996      --     10,709,980           --     10,709,980
  Net earnings.........................         --      --             --    6,865,347      6,865,347
                                         ---------    ----    -----------   ----------    -----------
BALANCE, DECEMBER 31, 1998.............  4,917,096    $ --    $12,324,264   $7,573,910    $19,898,174
                                         =========    ====    ===========   ==========    ===========

See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Cash flows from operating activities:
  Net earnings..............................................  $ 6,865,347    $   708,563
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation and amortization..........................    1,477,085        644,720
     Minority interest in net income of consolidated
      subsidiary............................................    3,234,718      1,080,664
     Compensation expense -- stock options..................           --        414,284
     Loss on sales of investments...........................       30,287             --
     Gain on sale of property and equipment.................      (13,967)            --
     Changes in:
       Accounts receivable, net.............................   (1,766,631)    (2,493,048)
       Prepaid expenses and other assets....................     (344,223)        94,379
       Income taxes payable and deferred income taxes.......      991,882        341,909
       Accounts payable and other accrued expenses..........      955,763      2,156,510
       Due to affiliate.....................................      481,740        233,544
       Customer advances....................................    1,034,828       (340,140)
                                                              -----------    -----------
          Total cash provided by operating activities.......   12,946,829      2,841,385
                                                              -----------    -----------
Cash flow from investing activities:
  Advance to related party..................................   (1,561,169)            --
  Collection of notes receivable............................       11,506         27,844
  Purchase of property and equipment........................   (2,480,766)      (999,087)
  Proceeds from sale of property and equipment..............       24,753             --
  Purchase of investments...................................     (250,000)            --
  Proceeds from sale of investment..........................       69,715             --
  Acquisition of consolidated subsidiary, net of cash
     acquired...............................................           --       (816,584)
  Acquisition of subsidiary.................................     (149,335)            --
                                                              -----------    -----------
          Total cash used in investing activities...........   (4,335,296)    (1,787,827)
                                                              -----------    -----------
Cash flows from financing activities:
  Borrowings (repayment)....................................   (4,830,000)     6,472,500
  Payments under capital lease obligations..................     (660,181)      (302,423)
                                                              -----------    -----------
          Total cash used in financing activities...........   (5,490,181)     6,170,077
                                                              -----------    -----------
          Increase in cash and cash equivalents.............    3,121,352      7,223,635
  Cash and cash equivalents at the beginning of year........    7,223,635             --
                                                              -----------    -----------
  Cash and cash equivalents at end of year..................  $10,344,987    $ 7,223,635
                                                              -----------    -----------
Supplemental disclosure of cash flow information:
  Cash paid during the year:
     Interest...............................................  $   588,777    $   473,285
     Income taxes...........................................    5,211,836      1,885,105
  Non-cash investing activities:
     Title plant acquired under capital lease...............  $ 1,436,713    $   815,310
     Property and equipment acquired under capital leases...           --      1,588,290
  Non-cash financing activities:
     Assumption of debt by shareholders.....................  $ 1,200,000    $        --

See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

     American National Financial, Inc., formerly ATC Holdings, Inc., was incorporated in the State of California in November 1996 as a holding company for certain investments in title and real estate related service companies. In March 1997, 3,026,400 of shares were issued to founding shareholders. Prior to 1997, American National Financial, Inc. and subsidiaries (collectively, "the Company") had substantially no operations. In April 1997, the Company received $6,000,000 in proceeds from the issuance of short-term notes payable, of which $870,000 was due to certain members of management and the remainder was due to a financial institution, in connection with an agreement with Fidelity National Financial, Inc. ("FNFI") to acquire a 60% interest in American Title Company ("ATC"). Upon consummation of the sale in July 1997, the Company paid FNFI $6,000,000 for 60% interest in ATC. In August 1997, the Company refinanced all debt issued in April 1997. In November 1998, the Company acquired the remaining 40% interest in ATC in connection with the Reorganization. See Note 11.

     The Company's principal operations are those of ATC. ATC is an underwritten title company in the state of California and is engaged in the business of providing title insurance services and other related services in connection with real estate transactions. The Company operates throughout California and in Maricopa County, Arizona. ATC functions as an exclusive agent of Fidelity National Title Insurance Company ("FNTIC"), an affiliate and a wholly owned subsidiary of FNFI. Title insurance policies are underwritten by FNTIC for an underwriting fee. The underwriting agreement generally provides that ATC is liable under any single policy for only the first $5,000 of losses. As a result of the July 1997 transaction with the Company, FNFI agreed to make no claim on ATC for claims arising from policies written prior to January 1, 1997.

     The Company's other subsidiaries include Nations Title Insurance of Arizona, Inc.; Landmark REO Management Services, Inc.; American Document Services, Inc.; West Point Appraisal, Inc.; West Point Properties, Inc. and West Point Support Services, Inc.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair value.

     Short-Term Investments

     Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money markets investments, which have an original maturity of one year or less, are carried at amortized cost, which approximates market value.

     Accounts Receivable

     The carrying amounts reported in the consolidated balance sheet for accounts receivable approximate their fair value. Accounts receivable is reported net of allowance for doubtful accounts which represents management's estimates of those balances that are uncollectible as of the balance sheet date.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Property and Equipment

     Property and equipment are recorded at cost, less depreciation and amortization. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets which range from three to 30 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets.

     Title Plant

     Title plant is historical title information organized and maintained for use in performing title searches. The December 31, 1998 and 1997 title plant balances relate to capital leases. See note 9. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as it is considered to have an indefinite life if maintained.

     Intangibles

     Intangible assets include acquired licenses to operate within various counties and the cost in excess of net assets acquired in connection with the ATC acquisition. Intangibles are amortized on a straight-line basis over a composite life of 25 years. Impairment of intangible assets is monitored on a continual basis and is assessed based on an analysis of the cash flows generated by the underlying assets. No impairment of intangible assets has been recognized.

     Capital Lease Obligations

     Capital lease obligations with affiliates and capital lease obligations for title plants are recorded at the present value of the minimum lease payments at the beginning of the lease terms. The monthly payments under the leases are allocated between a reduction of the obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the obligation.

     Revenue Recognition

     Net title insurance premiums, escrow fees and other service charges are recognized as revenue at the time of closing of the related real estate transaction. Premiums from title policies written are presented net of the underwriting fee to affiliated underwriters on the accompanying consolidated statements of operations.

     Expenses and Claim Losses

     Expenses are recognized when incurred. A provision for claim losses on title policies is provided at the time of closing of the related real estate transaction to cover anticipated losses up to $5,000 per policy under the underwriting fee with FNTIC. The Company's reserve for claim losses on the policies is immaterial as of December 31, 1998 and 1997.

     Income Taxes

     Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the consolidated financial statements in the period enacted.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Segment Reporting

     The Company adopted, Statement of Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information," (SFAS 131). SFAS 131 establishes standards for reporting financial and descriptive information about a company's operating segments in its annual financial statements and selected information in interim financial reports. The Company operates in one industry segment: diversified real estate services.

     Earnings per Share

     Basic earnings per share is computed by dividing net earnings available to common shareholder by the weighted average number of common shares outstanding during the period. Dilutive earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the assumed conversions by dilutive potential securities. The Company has granted certain options which have been treated as common share equivalents for purposes of calculating diluted earnings per share.

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           1998            1997
                                                         --------        --------
                                                              (IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)
Net earnings...........................................   $6,865          $  709
                                                          ======          ======
  Weighted average basic shares........................    3,223           2,972
                                                          ======          ======
Basic earnings per share...............................   $ 2.13          $  .24
                                                          ======          ======
  Weighted average basic shares........................    3,223           2,972
  Effect of dilutive options...........................      277             135
                                                          ------          ------
  Weighted average dilutive shares.....................    3,500           3,107
                                                          ======          ======
Diluted earnings per share.............................   $ 1.96          $  .23
                                                          ======          ======

     Management Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(3) ACQUISITION

     On July 1, 1997, the Company acquired 60% of the outstanding stock of ATC for a purchase price of $6 million. The $6 million purchase price was paid in cash and financed by a bank loan in the same amount. This transaction has been accounted for as a purchase. Accordingly, assets and liabilities of ATC have been reflected at their fair values at the date of acquisition for the 60% of outstanding stock acquired and at historical cost for the 40% minority interest. The earnings of ATC have been included in the accompanying consolidated statement of operations since July 1, 1997, for the Company's 60% ownership interest.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Assets and liabilities of ATC at acquisition were as follows:

Cash and cash equivalents...................................  $5,288,000
Accounts receivable.........................................   4,316,129
Other assets................................................  $1,583,107
                                                              ==========
Amounts due to affiliates...................................  $1,178,000
Payables and accrued expenses assumed at fair value.........  $4,100,000
                                                              ==========

     Intangibles resulting from the 60% acquisition amounted to $2,460,000 and are being amortized over a composite life of 25 years.

     Selected unaudited pro forma combined results of operations for the year ended December 31, 1997, assuming that the acquisition of 60% of ATC occurred on January 1, 1997 is presented as follows:

Total revenue...........................................  $54,422,344
Net earnings............................................      972,000
Basic earnings per share................................          .33
Diluted earnings per share..............................          .31

     These amounts are computed based upon the historical financial statements of the Company and ANFI predecessor. The total revenues consist of the Company's 1997 revenues of $30.9 million plus the revenues of the ANFI Predecessor for the six months ended June 30, 1997 of $23.5 million. The pro forma net earnings includes the 1997 net earnings of the Company of $708,563 plus 60% of the net income of ANFI Predecessor for the six months ended June 30, 1997 of $591,870 and has been adjusted to reflect an increase in goodwill amortization of $27,000 and an increase in interest expense of $110,000, less income taxes of $44,000.

     As a result of the July 1997 transaction with the Company, FNFI agreed to make no claim on ATC for claims arising from policies written prior to January 1, 1997. Such indemnification is not expected to have a material effect on the financial results of the Company.

     In November 1998, the Company acquired the remaining 40% interest in ATC in connection with the Reorganization. See Note 11.

     On August 9, 1997, ATC signed a stock purchase agreement with Pacific Coast Title of Santa Barbara County for the purchase of 100% of the issued and outstanding stock of Santa Barbara Title Company. On January 9, 1998, the Insurance Commissioner of the State of California approved the transaction and the sale was consummated. The purchase price of $160,000 was paid in cash. The impact of the Santa Barbara Title Company acquisition has not been material to the financial position or result of operations of the Company.

(4) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        1998           1997
                                                     -----------    ----------
Furniture, fixtures and equipment..................  $ 4,451,911    $2,044,598
Leasehold improvements.............................      802,369       429,406
Office building....................................      667,888       667,888
                                                     -----------    ----------
                                                       5,922,168     3,141,892
Accumulated depreciation and amortization..........   (1,911,981)     (418,222)
                                                     -----------    ----------
                                                     $ 4,010,187    $2,723,670
                                                     ===========    ==========

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

(5) INCOME TAXES

     Income tax expense (benefit) for years ended December 31, 1998 and December 31, 1997 consists of the following:

                                                         1998
                                        ---------------------------------------
                                         CURRENT       DEFERRED        TOTAL
                                        ----------    -----------    ----------
Federal...............................  $7,527,696    $(1,333,703)   $6,193,994
State and local.......................   1,291,753       (228,863)    1,062,889
                                        ----------    -----------    ----------
                                        $8,819,449    $(1,562,566)   $7,256,883
                                        ==========    ===========    ==========

                                                         1997
                                        ---------------------------------------
                                         CURRENT       DEFERRED        TOTAL
                                        ----------    -----------    ----------
Federal...............................  $1,608,578    $  (240,469)   $1,368,109
State and local.......................     476,756        (70,448)      406,308
                                        ----------    -----------    ----------
                                        $2,085,334    $  (310,917)   $1,774,417
                                        ==========    ===========    ==========

     The effective tax rate for the period reported differs from the Federal statutory income tax rate as follows:

                                                              1998    1997
                                                              ----    ----
Statutory Federal income tax rate...........................  34.0%   35.0%
  Non-deductible expenses...................................   2.4     7.0
  Amortization of intangibles...............................   0.4     1.6
  State taxes, net of Federal benefit.......................   5.3     6.6
  Other.....................................................   (.3)    (.4)
                                                              ----    ----
                                                              41.8%   49.8%
                                                              ====    ====

     The deferred tax assets and liabilities at December 31, 1998 consist of the following:

                                                     DEFERRED TAX    DEFERRED TAX
                                                        ASSETS       LIABILITIES
                                                     ------------    ------------
Excess state income tax............................   $  590,123       $    --
Excess book over tax provision for bad debts.......      880,737            --
Employee benefit and vacation accruals.............      532,498            --
Accrued liabilities................................      394,787            --
Other..............................................        3,948            --
Excess tax depreciation over book..................           --        (6,795)
                                                      ----------       -------
          Total deferred taxes.....................   $2,402,093       $(6,795)
                                                      ==========       =======

     The deferred tax assets and liabilities at December 31, 1997 consist of the following:

                                                     DEFERRED TAX    DEFERRED TAX
                                                        ASSETS       LIABILITIES
                                                     ------------    ------------
Excess state income tax............................   $   44,302      $      --
Excess book over tax provision for bad debts.......      440,178             --
Employee benefit and vacation accruals.............      701,925             --
Excess tax depreciation over book..................           --        (24,239)
Other..............................................           --       (329,434)
                                                      ----------      ---------
          Total deferred taxes.....................   $1,186,405      $(353,673)
                                                      ==========      =========

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Based upon the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its existing deferred tax assets. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

(6) NOTES PAYABLE

     The Company had a $6,000,000 note payable to a financial institution that bears interest at the institutions' prime lending rate due in November 2002. The note required monthly payments in the amount of $33,334 beginning in May 1998. Interest was payable monthly. Additionally, the Company was required to pay 75% of the excess cash flow of ATC (as defined) as supplemental principal payments. This amount must be paid prior to the end of the first quarter following the end of each fiscal year. The additional cash payment under this provision as of December 31, 1997 was $670,000, which had been classified as a current liability. The note was collateralized by a first priority lien on all the Company's assets and all of its outstanding common stock. In conjunction with the Reorganization, the Company voluntarily prepaid $3,500,000 on the note. The assets and outstanding common stock collateralized by the debt was released. The remaining $1,200,000 debt was assumed by the remaining shareholders.

     The Company also has a $472,500 note payable to the same financial institution that bears interest at the institution's prime lending rate (7.758% at December 31, 1998) due in full in December 1999 with interest payable monthly. The note is collateralized by a deed of trust on the office building. At December 31, 1998, the principal balance is $442,500. In March 1999, the Company paid the remaining principal balance of this note in full. The carrying value of the Company's notes payable approximate fair value.

(7) SHAREHOLDERS' EQUITY

     Stock Split

     In August 1998, the Company declared a 6.0528 for 1 stock split. All share and per share information has been retroactively adjusted to reflect this stock split.

     Capital restrictions

     Underwritten title companies are subject to certain regulations by insurance regulatory or banking authorities, primarily relating to minimum net worth and working capital. Minimum net worth of $400,000 and minimum working capital of $10,000 is required for ATC.

     Stock Issuance

     The Company issued 3,026,400 shares to several key executives in March, 1997. The shares were deemed to have no value as of this date of issuance. Subsequently, certain of these executives surrendered a total of 93,316 shares and 115,984 in 1998 and 1997, respectively.

(8) EMPLOYEE BENEFIT PLANS

     401(k) Plan

     The Company offers the American National Financial, Inc. 401(k) Profit Sharing Plan, a qualified voluntary contributory savings plan, available to substantially all employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company may elect to make matching contributions. The Company has historically not made matching contributions.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Stock Option Plan

     In August 1998, the stockholders approved the adoption of the 1998 Stock Incentive Plan (1998 Incentive Plan). Under the terms of the 1998 Incentive Plan, the Company may grant incentive or nonqualified stock options to certain key employees and non-employee directors or officers. The number of shares issuable under the 1998 Incentive Plan is 650,000 shares at not less than 100% and 85% of fair market value on the date of the grant for incentive options and nonqualified options, respectively. An additional 200,000 shares of common stock may be authorized on the date of each annual meeting of shareholders. Officers and other key employees of the Company or of an affiliated company are eligible to receive incentive stock options. Officers and other key employees of the Company or of an affiliated company, members of the Board and other service providers are eligible to receive nonqualified stock options. The term and provision for the termination of each option shall be fixed by the Board of Directors, but no option may be exercisable more than 10 years after the date it is granted. An incentive option granted to a person who is a 10% shareholder on the date of the grant shall not be exercisable more than 5 years after the date it is granted. Each option shall vest and become exercisable in one or more installments at such time or times and subject to such conditions, including within limitation the achievement of specified performance goals or objectives, as shall be determined by the Board of Directors. As of December 31, 1998 no options have been granted under the 1998 Incentive Plan. In connection with the February 1999 Initial Public Offering, 340,040 options were granted under the 1998 Incentive Plan at an exercise price of $6 per share.

     Concurrent with the acquisition of ATC, the chief executive officer of FNFI was granted fully vested options for 332,904 shares of the Company's common stock at an exercise price of $0.66 per share. The options expire in 10 years. The Company recognized $414,000 in compensation expense to reflect the excess of fair market value over the exercise price of the options in 1997. Subsequent to the initial public offering these options were exercised.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25) and related Interpretations in accounting for its 1997 Incentive Plan. As discussed below, in management's opinion, the alternative fair value accounting provided for under Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation (Statement 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under Opinion 25, because the exercise price of the Company's stock options exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Pro forma information regarding net earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the minimum fair value method of that Statement. The minimum fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions. The risk free interest rate used for options granted during 1997 was 6.45%. The expected dividend yield use for 1997 was 0%. A weighted average expected life of 10 years was used. There were no options granted in 1998.

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information for the year ended December 31, 1998 and December 31, 1997 follows:

                                                                 1998         1997
                                                              ----------    --------
Pro forma basic net earnings................................  $6,865,347    $606,786
Pro forma basic earnings per share..........................        2.13         .20

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

(9) COMMITMENTS AND CONTINGENCIES

     Litigation

     From time to time, the Company is subject to legal proceedings associated with claims made under policies of insurance they have issued or other services performed on behalf of insured policyholders and other customers. Management believes that no such actions depart from customary litigation incidental to the business of the Company and that resolution of all such litigation will not have a material adverse effect on the Company.

     Trust Deposits

     In conducting its operations, ATC routinely holds customers' assets in trust, pending completion of real estate transactions. Such amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets. ATC has a contingent liability relating to proper disposition of these balances for its customers, which amounted to $104,687,729 at December 31, 1998.

     Deposits with Insurance Commissioner

     ATC is required to maintain certain amounts on deposit with the Insurance commissioner in order to operate in certain counties.

     Operating Leases

     ATC leases certain of its premises and equipment under operating leases that expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years. Certain of those leases are with subsidiaries of FNFI.

     Future minimum operating lease payments are as follows:

                                                             TO            TO
                                               TOTAL      AFFILIATE   NON-AFFILIATE
                                            -----------   ---------   -------------
1999......................................  $ 3,597,408   $401,933     $ 3,195,475
2000......................................    3,311,908    217,714       3,094,194
2001......................................    2,587,011         --       2,587,011
2002......................................    1,571,010         --       1,571,010
2003......................................      921,348         --         921,348
Thereafter................................       36,893         --          36,893
                                            -----------   --------     -----------
          Total future minimum operating
            lease payments................  $12,025,578   $619,647     $11,405,931
                                            ===========   ========     ===========

     Rent expense incurred under operating leases during the years ended December 31, 1998 and 1997 was $3,546,607 and $2,373,097, respectively, including $356,515 and 207,708 paid to an affiliate.

     Capital Leases

     In 1997, ATC entered into a capital lease arrangement with a subsidiary of FNFI, which terminates in December 1999, for certain equipment. Also in 1997, ATC entered into a capital lease agreement with FNTIC, which expires in June 2007, for three title plants. The gross amount of equipment recorded under capital lease is $1,558,290 at December 31, 1998 and 1997. Accumulated depreciation related to this equipment was $934,974 and $311,658 at December 31, 1998 and 1997, respectively. The gross amount of title plants recorded under capital leases is $2,252,023 and $815,310 at December 31, 1998 and 1997, respectively.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     In a separate, non-affiliated transaction, ATC entered into a capital lease agreement during 1998 to purchase a copy of a title plant. The gross amount of the title plant, recorded under the capital lease is $1,436,713 at December 31, 1998. The capital lease agreement expires in August 2007.

     Future minimum capital lease payments are as follows:

                                                           TO             TO
                                           TOTAL       AFFILIATE     NON-AFFILIATE
                                         ----------    ----------    -------------
1999...................................  $1,066,794    $  951,151     $  115,643
2000...................................     342,222       217,291        124,931
2001...................................     342,222       207,257        134,965
2002...................................     342,222       196,418        145,804
2003...................................     342,222       184,708        157,514
Thereafter.............................   1,299,595       550,979        748,616
                                         ----------    ----------     ----------
          Total future minimum capital
            lease payments.............   3,735,277     2,307,804      1,427,473
          Portion relating to
            interest...................    (887,568)     (333,561)      (554,007)
                                         ----------    ----------     ----------
          Present value of minimum
            capital lease payments.....  $2,847,709    $1,974,243     $  873,466
                                         ==========    ==========     ==========

     Depreciation of the equipment held under capital leases is included in other operating expenses for the year ended December 31, 1998.

(10) RELATED PARTY TRANSACTIONS

     The Company pays fees to affiliated underwriters for underwriting services and management services under an exclusive agency agreement with FNTIC. Underwriting services are provided for five years commencing July 1997, and subject to a mutually agreed five year extension to the original term, for a fee of 11% of gross title insurance premiums. Management services are cancelable with 90 days notice and cost 1% of gross title insurance premiums.

     ATC leases office space, title plants, and certain equipment from subsidiaries of FNFI. See note 9. Additionally, the Company reimburses subsidiaries of FNFI for expenses incurred on its behalf. Such reimbursements aggregated $4,198,188 and $1,184,136 for years ending December 31, 1998 and 1997.

     In March 1998, the Company agreed to acquire National Title Insurance of New York Inc. ("National"), a New York domiciled underwriter, from a subsidiary of FNFI for $3.25 million. This acquisition is intended to enable the Company to generate underwriting fees and to expand geographically into counties and states in which the Company does not presently operate. National is licensed to issue title insurance in 35 states and the U.S. Virgin Islands. The completion of this transaction is subject to certain conditions, including receipt of approval from the New York Department of Insurance.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

(11) REORGANIZATION

     In August 1998, the Company agreed to acquire the remaining 40% of the outstanding common stock of ATC from FNFI in exchange for 43% of the outstanding common stock of the Company (2,099,996 shares). The exchange was consummated in November 1998 upon receipt of regulatory approval. The 40% interest was accounted for at the fair value of ANFI shares of $10,709,980 which resulted in the recognition of goodwill in the amount of $3,901,160, which is being amortized over 25 years. In connection with this transaction, the shareholders of the Company, other than FNFI, assumed $1.2 million of the note payable incurred in connection with the Company's acquisition of ATC. The assumption of debt by the non-FNFI shareholders was accounted for as a capital contribution. Additionally, the Company used the proceeds of a dividend from ATC of $3.5 million to repay the remaining balance of the note payable.

     Selected unaudited pro forma results of operations assuming the acquisition of 40% of ATC at December 31, 1998 and 1997, is presented as follows:

                                                       1998           1997
                                                    -----------    -----------
Total revenue.....................................  $91,424,919    $54,422,344
Net earnings......................................    9,154,854      2,386,941
Basic earnings per share..........................         1.84            .47
Diluted earnings per share........................         1.74            .46

(12) SUBSEQUENT EVENTS

     On January 4, 1999, the Company agreed to purchase 100% of the assets of Pacific Printers, a printing company providing affiliated and non-affiliated reproduction of forms and printing material. The purchase price of this acquisition was $125,000, paid in cash.

     On February 12, 1999, the Company completed an Initial Public Offering of 1,750,000 million shares at $6 per share, resulting in Fidelity National Financial, Inc. owning 31.5% of the outstanding shares and 36.7% owned by management. Net proceeds of approximately $9.7 million were received by the Company. In connection with the offering the underwriters exercised an option for over allotment to purchase an additional 150,000 shares at $6 per share on March 31, 1999.

     The State Banking Department, State of Arizona ("State Banking Department") delivered their Report of Examination of Nations Title Insurance of Arizona, Inc. ("Nations") as of and for the three-year period ending October 31, 1998, on March 4, 1999. The report as forwarded to the Company by State Banking Department indicates that the Company may not be in compliance with certain State Banking Department regulations. The State Banking Department is providing the Company with an opportunity to present additional information prior to making their final determination as to compliance. The Company does not believe this will have a material impact upon the financial statements of the Company.

     On March 18, 1999, ANFI announced that the Company's Board of Directors declared an initial quarterly cash dividend in the amount of $.10 per share. The dividend will be payable on May 27, 1999 to stockholders of record as of April 8, 1999.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
American National Financial, Inc.:

     We have audited the accompanying statements of combined operations, statements of shareholders equity and cash flows of ANFI Predecessor, as defined in Note 1 to the financial statements, for the six months ended June 30, 1997 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ANFI Predecessor for the six months ended June 30, 1997 and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Los Angeles, California
January 22, 1999

                                ANFI PREDECESSOR

                       STATEMENTS OF COMBINED OPERATIONS

                                                                  FOR THE SIX
                                                                 MONTHS ENDED        DECEMBER 31,
                                                                 JUNE 30, 1997           1996
                                                              -------------------    ------------
REVENUES:
  Net title service revenue-related party...................      $14,767,825        $32,702,365
  Escrow fees...............................................        5,581,285          9,872,057
  Other service charges.....................................        3,162,335          6,127,087
                                                                  -----------        -----------
          Total revenues....................................       23,511,445         48,701,509
                                                                  -----------        -----------
EXPENSES:
  Personnel costs...........................................       13,952,776         28,966,154
  Other operating expenses..................................        6,520,630         15,925,037
  Title plant rent and maintenance..........................        2,009,188          4,306,505
                                                                  -----------        -----------
          Total expenses....................................       22,482,594         49,197,696
                                                                  -----------        -----------
Earnings (losses) before income taxes.......................        1,028,851           (496,187)
Pro forma provision for income taxes........................               --             28,309
Provision for income taxes..................................          436,981           (182,043)
                                                                  -----------        -----------
Net earnings (losses).......................................      $   591,870        $  (342,453)
                                                                  ===========        ===========

See accompanying notes to financial statements

                                ANFI PREDECESSOR

                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                     ATC              NATIONS                      RETAINED
                                COMMON STOCK       COMMON STOCK     ADDITIONAL     EARNINGS         TOTAL
                              -----------------   ---------------    PAID-IN     (ACCUMULATED   SHAREHOLDER'S
                              SHARES    AMOUNT    SHARES   AMOUNT    CAPITAL     DEFICIENCY)       EQUITY
                              ------   --------   ------   ------   ----------   ------------   -------------
BALANCE,
JANUARY 1, 1996.............  3,000    $300,000   1,000    $1,000   $  505,710    $(289,802)     $  516,908
  Capital contribution
     predecessors of
     American Title
     Company................     --          --      --        --    6,197,497           --       6,197,497
  Net losses................     --          --      --        --           --     (342,453)       (342,453)
                              -----    --------   -----    ------   ----------    ---------      ----------
BALANCE,
DECEMBER 31, 1996...........  3,000     300,000   1,000     1,000    6,703,207     (632,255)      6,371,952
  Capital
     contribution -- cash...     --          --      --        --      257,869           --         257,869
  Net earnings..............     --          --      --        --           --      591,870         591,870
                              -----    --------   -----    ------   ----------    ---------      ----------
BALANCE,
JUNE 30, 1997...............  3,000    $300,000   1,000    $1,000   $6,961,076    $ (40,385)     $7,221,691
                              =====    ========   =====    ======   ==========    =========      ==========

See accompanying notes to financial statements

                                ANFI PREDECESSOR

                            STATEMENTS OF CASH FLOWS

                                                              FOR THE SIX       FOR THE
                                                              MONTHS ENDED     YEAR ENDED
                                                                JUNE 30,      DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Cash flows from operating activities:
  Net earnings (losses).....................................   $  591,870     $  (342,453)
  Adjustments to reconcile net earnings (losses) to cash
     provided by operating activities:
     Depreciation and amortization..........................      169,079         126,932
     Changes in:
       Accounts receivable..................................    2,574,688        (690,548)
       Prepaid expenses and other asset.....................      273,969        (237,208)
       Due to/from affiliates...............................      138,835      (1,363,685)
       Payables and accruals................................      893,286       1,455,034
                                                               ----------     -----------
          Total cash (used in) provided by operating
             activities.....................................    4,641,727      (1,051,928)
                                                               ----------     -----------
Cash flows from investing activities:
  Net sales (purchase) of property and equipment............     (286,414)         43,994
  Net collection from notes receivable......................           --           7,457
                                                               ----------     -----------
          Total cash provided by (used in) investing
             activities.....................................     (286,414)         51,451
                                                               ----------     -----------
Cash flows from financing activities:
  Contribution from Parent..................................      257,869              --
                                                               ----------     -----------
  Decrease (increase) in cash and cash equivalents..........    4,613,182      (1,000,477)
  Cash and cash equivalents at beginning of year............      419,592       1,420,069
                                                               ----------     -----------
  Cash and cash equivalents at end of year..................   $5,032,774     $   419,592
                                                               ==========     ===========

See accompanying notes to financial statements

                                ANFI PREDECESSOR

                         NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

     The accompanying financial statements include the divisions and/or subsidiaries of Fidelity National Financial, Inc. ("FNFI") which were subsequently merged into or acquired by American Title Company ("ATC" or "the Company"). ATC was acquired by FNFI in January 1996 for $772,000 from an unaffiliated party. The purchase price primarily represented the value of licenses to operate as an underwritten title company in various counties in California. At the time of acquisition, the operations of the acquired company were not significant. In July, 1997 60% of ATC was sold to American National Financial, Inc. ("ANFI") for $6,000,000. ANFI is owned by certain members of management of ATC. Reference to "ANFI Predecessor" in these financial statements refers to operations of these entities.

     The predecessor operations included in the accompanying financial statements are those of ATC since it was acquired by FNFI, other operations of FNFI that were operated as separate profit centers but not separate legal entities, and were contributed to ATC since its acquisition by FNFI, and Nations Title Insurance of Arizona, Inc. ("Nations") and Landmark REO Management Services, Inc. ("Landmark") which were contributed to ATC on July 1, 1997. The profit centers or divisions of the Predecessor operations include all charges incurred in operating these operations as if they were a separate legal entity. All such charges including rent, depreciation, officer salaries, advertising, utilities, accounting and legal costs have been specifically identified and charged to the various Predecessor operations. No general or non-specific allocations have been made.

(2) DESCRIPTION OF BUSINESS

     ATC, an underwritten title company in the state of California, and the other subsidiaries and operations of FNFI that were contributed to ATC, are engaged in the business of providing title insurance services and other related services in connection with real estate transactions. The Company operates throughout California and in Maricopa County, Arizona. ATC and Nations function as exclusive agents of Fidelity National Title Insurance Company ("FNTIC"), an affiliate and a wholly owned subsidiary of FNFI. Title insurance policies are underwritten by FNTIC for an underwriting fee. The underwriting agreement generally provides that ATC and Nations are liable under any single policy for only the first $5,000 of losses. As a result of the sale of 60% of ATC to ANFI, FNFI agreed to make no claim on ATC for claims arising from policies written prior to January 1, 1997.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following briefly describes the significant accounting policies of the Company which have been followed in preparing the accompanying financial statements.

Cash and Cash Equivalents

     For purposes of reporting cash flows, highly liquid instruments purchased with original maturity dates of three months or less are considered cash equivalents.

Depreciation and amortization

     Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized on a straight- line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets.

                                ANFI PREDECESSOR

Intangibles

     Intangible assets include acquired licenses to operate within various counties and cost in excess of net assets acquired in connection with certain acquisitions. Intangibles are amortized over a composite life of 25 years.

     Impairment of intangible assets is monitored on a continual basis and is assessed based on an analysis of the cash flows generated by the underlying assets. No impairment of intangible assets has been recognized.

Income Taxes

     Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.

Revenue Recognition

     Net title service revenue, escrow fees and the majority of other service charges are recognized as revenue at the time of closing of the related real estate transaction. Certain other service charges are recognized over the period during which the services are provided. Net title service revenue is presented net of the underwriting fee to affiliated underwriters on the accompanying statement of combined operations. Related expenses are recognized when incurred. A provision for losses on title policies is accrued at the time of closing of the related real estate transaction to cover anticipated losses up to $5,000 per policy under the underwriting agreement with FNTIC.

Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(4) INCOME TAXES

     ANFI Predecessor's operating results through July 1, 1997 are included in the income tax returns of FNFI for all periods since their acquisition by FNFI. The entities that comprise ANFI Predecessor have formal tax allocation agreements with FNFI whereby if these entities have taxable income, they will pay FNFI a monthly amount equal to the GAAP book tax provision established for Federal and state income taxes. If these entities have a taxable loss, FNFI will pay to them an amount equal to the tax benefits received by FNFI from the inclusion of these entities in the consolidated Federal and state income tax returns even if the entities could not have utilized its losses and/or credits on a separate return basis.

     All tax benefits generated by the branches were utilized to offset taxable income generated by other FNFI subsidiaries. However, for purposes of these financial statements, a pro forma tax benefit has been provided in the statements of combined operations for 1996 to reflect an estimate of the tax benefit that would have been available if these operations had been legally a part of ATC during these periods. The tax rate used for this estimate is a combination of the statutory Federal and state tax rates.

                                ANFI PREDECESSOR

     Provision (benefit) for income taxes for the six months ended June 30, 1997 and for the year ended December 31, 1996 consists of the following:

                                            FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                            ---------------------------------------
                                             CURRENT       DEFERRED        TOTAL
                                            ----------    -----------    ----------
Federal...................................   $549,478      $(214,398)     $335,080
State and local...........................    161,009        (59,108)      101,901
                                             --------      ---------      --------
                                             $710,487      $(273,506)     $436,981
                                             ========      =========      ========

                                           FOR THE YEAR ENDED DECEMBER 31, 1996
                                           -------------------------------------
                                            CURRENT      DEFERRED       TOTAL
                                           ---------    ----------    ----------
Federal..................................  $395,116     $(550,860)    $(155,744)
State and local..........................   111,557      (137,856)      (26,299)
                                           --------     ---------     ---------
                                           $506,673     $(688,716)    $(182,043)
                                           ========     =========     =========

     The effective tax rate for the periods reported differs from the Federal statutory income tax rate as follows:

                                         FOR THE SIX MONTHS ENDED   FOR THE YEAR ENDED
                                              JUNE 30, 1997         DECEMBER 31, 1996
                                         ------------------------   ------------------
Statutory Federal income tax rate......            35.0%                  (34.0)%
Non-deductible expenses................             1.1                     2.0
State taxes, net of Federal benefit....             6.3                    (6.0)
Amortization of intangibles............              .6                      --
Other..................................             (.5)                    1.3
                                                   ----                   -----
                                                   42.5%                  (36.7)%
                                                   ====                   =====

     The deferred tax assets and liabilities consist of excess book over tax provision for bad debts and employee benefit and vacation accruals.

     Based upon the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its existing deferred tax assets. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

(5) COMMITMENTS AND CONTINGENCIES

Litigation

     From time to time the Company is subject to legal proceedings associated with claims made under policies of insurance they have issued or other services performed on behalf of insured policyholders and other customers. Management believes that no such actions depart from customary litigation incidental to the business of the Company and that resolution of all such litigation will not have a material adverse effect on the Company.

Trust Deposits

     In conducting its operations, the Company routinely holds customers' assets in trust, pending completion of real estate transactions. Such amounts are maintained in segregated bank accounts and are not included in the balance sheet. The Company has a contingent liability relating to proper disposition of these balances for its customers, which amounted to $47,490,068 at December 31, 1996.

                                ANFI PREDECESSOR

Deposits with Insurance Commissioner

     The Company is required to maintain certain amounts on deposit with the Insurance Commissioner in order to operate in certain counties.

Operating Leases

     The Company leases certain of its premises and equipment under leases that expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

     Future minimum operating lease payments at December 31, 1996 are as follows:

1997.....................................................  $2,439,937
1998.....................................................   1,894,742
1999.....................................................     922,414
2000.....................................................     545,747
2001.....................................................     298,664
Thereafter...............................................      27,848
                                                           ----------
          Total future minimum operating lease
            payments.....................................  $6,129,352
                                                           ==========

     Rent expense for the six months ended June 30, 1997 and the year ended December 31, 1996 was $2,279,989 and $4,316,326, respectively, of which $630,753 and $1,374,308, respectively were amounts paid to affiliates.

Underwriting Agreement

     On July 1, 1997, the Company signed an exclusive underwriting agreement with FNTIC which is effective for five years. Under the agreement, the Company is generally limited to write policies only for FNTIC within certain geographic territories. Underwriting fees are based on a percentage of the gross title insurance premiums written and approximate 12%. The 12% underwriting fee includes a one percent fee paid to a FNFI affiliate for management services provided by these affiliates for ATC.

(6) RELATED PARTY TRANSACTIONS

     ANFI predecessor has cost reimbursement agreements with a FNFI subsidiary whereby certain expenses are paid on behalf of and are later reimbursed by ATC.

(7) SUBSEQUENT EVENTS

     Additionally, title insurance premiums are collected by ANFI Predecessor on behalf of FNFI in accordance with an underwriting agreement (see Note 5).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. THROUGH 13.

     Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 as amended, which will include the election of directors, the report of compensation committee on annual compensation, certain relationships and related transactions and other business.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS. The following is a list of the Consolidated Financial Statements of American National Financial, Inc. and its subsidiaries included in Item 8 of Part II.

        Independent Auditors' Report.

        Consolidated Balance Sheets as of December 31, 1998 and 1997.

        Consolidated Statements of Operations for the years ended December 31, 1998 and 1997.

        Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997.

        Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998 and 1997.

        Notes to Consolidated Financial Statements.

     The following is a list of the financial statements of ANFI Predecessor included in Item 8 of Part II.

        Independent Auditors' Report.

        Statements of Combined Operations for the six months ended June 30, 1997 and for the year ended December 31, 1996.

        Statements of Shareholder's Equity for the six months ended June 30, 1997 and for the year ended December 31, 1996.

        Statements of Cash Flows for the six months ended June 30, 1997 and for the year ended 1996.

        Notes to Financial Statements.

II.

     (a)(2) FINANCIAL STATEMENT SCHEDULES. The following is a list of financial statement schedules filed as part of this annual report on Form 10-K.

     Schedule II: Valuation and Qualifying Accounts.

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements of notes thereto.

     (a) The following exhibits are filed herewith or are incorporated by reference.

        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------
         2.1     Stock Purchase Agreement dated January 1, 1997 by and among the Registrant, Fidelity National Financial, Inc. and
                 American Title Company, together with amendment,
                 incorporated by reference from Form S-1, Registration No.
                 333-62353.
         2.2     Stock Purchase Agreement dated December 31, 1996 by and
                 among American Title Company, Fidelity National Asset
                 Recovery Services, Inc. and Fidelity National Financial,
                 Inc., incorporated by reference from Form S-1, Registration
                 No. 333-62353.
         2.3     Stock Purchase Agreement dated December 31, 1996 by and
                 among American Title Company, Nations Title Insurance of
                 Arizona, Inc. and Fidelity National Financial, Inc.,
                 incorporated by reference from Form S-1, Registration No.
                 333-62353.
         2.4     Stock Purchase Agreement dated March 16, 1998 by and among
                 Fidelity National Title Insurance Company of New York,
                 National Title Insurance of New York, Inc. and American
                 Title Company, incorporated by reference from Form S-1,
                 Registration No. 333-62353.
         2.5     Stock Purchase Agreement dated August 9, 1997 by and between
                 Pacific Coast Title of Santa Barbara County and American
                 Title Company, incorporated by reference from Form S-1,
                 Registration No. 333-62353.
         2.6     Stock Exchange Agreement dated August 21, 1998 between the
                 Registrant and Fidelity National Financial, Inc,
                 incorporated by reference from Form S-1, Registration No.
                 333-62353.
         3.1     Amended and Restated Articles of Incorporation, incorporated by reference from Form S-1, Registration No. 333-62353.
         3.2     Bylaws of the Registrant, as amended, incorporated by
                 reference from Form S-1, Registration No. 333-62353.
         4.1     Form of Common Stock Certificate, incorporated by reference from Form S-1, Registration No. 333-62353, incorporated by reference from Form S-1, Registration No. 333-62353.
        10.1     1998 Stock Incentive Plan, together with form of
                 Nonqualified Stock Option Agreement and form of Incentive
                 Stock Option Agreement, incorporated by reference from Form
                 S-1, Registration No. 333-62353.
        10.2     Employment Agreement between the Registrant and Michael C.
                 Lowther, incorporated by reference from Form S-1,
                 Registration No. 333-62353.
        10.3     Employment Agreement between the Registrant and Wayne D.
                 Diaz, incorporated by reference from Form S-1, Registration
                 No. 333-62353.
        10.4     Employment Agreement between the Registrant and Dennis R.
                 Duffy, incorporated by reference from Form S-1, Registration
                 No. 333-62353.
        10.5     Employment Agreement between the Registrant and Barbara
                 Ferguson, incorporated by reference from Form S-1,
                 Registration No. 333-62353.
        10.6     Issuing Agency Agreement dated July 1, 1997 between Fidelity
                 National Title Insurance Company and American Title Company,
                 incorporated by reference from Form S-1, Registration No.
                 333-62353.
        10.7     Issuing Agency Agreement dated August 25, 1997 between
                 Fidelity National Title Insurance Company and Santa Barbara
                 Title Company, incorporated by reference from Form S-1,
                 Registration No. 333-62353.
        10.8     Credit Agreement dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1,
                 Registration No. 333-62353.

        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------
        10.9     Note dated August 7, 1997 of the Registrant in favor of
                 Imperial Bank, incorporated by reference from Form S-1,
                 Registration No. 333-62353.
        10.10    Addendum to Note dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1,
                 Registration No. 333-62353.
        10.11    Standard Sublease dated January 28, 1998 between American
                 Title Company and Fidelity National Financial, Inc.,
                 incorporated by reference from Form S-1, Registration No.
                 333-62353.
        10.12    Form of Indemnification Agreement, incorporated by reference from Form S-1, Registration No. 333-62353.
        10.13    Title Plant Lease Agreement dated July 1, 1997 between
                 Fidelity National Title Insurance Company and American Title
                 Company, incorporated by reference from Form S-1,
                 Registration No. 333-62353.
        10.14    Letter of Grant dated July 1, 1997 granting William P.
                 Foley, II options to purchase 55,000 shares of common stock of the Registrant, incorporated by reference from Form S-1,
                 Registration No. 333-62353.
        21       List of Subsidiaries of Registrant, incorporated by
                 reference from Form S-1, Registration No. 333-62353.
        27       Financial Data Schedule.

     (b) The Company filed no reports on Form 8-K during the fourth quarter ending December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN NATIONAL FINANCIAL, INC.

                                          By:    /s/ MICHAEL C. LOWTHER

                                            ------------------------------------
                                                     Michael C. Lowther
                                                  Chief Executive Officer

Date: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ WILLIAM P. FOLEY, II                 Chairman of the Board of        March 31, 1999
-----------------------------------------------------  Directors
                William P. Foley, II

               /s/ MICHAEL C. LOWTHER                  Chief Executive Officer and     March 31, 1999
-----------------------------------------------------  Director
                 Michael C. Lowther

                  /s/ WAYNE D. DIAZ                    President and Director          March 31, 1999
-----------------------------------------------------
                    Wayne D. Diaz

                 /s/ CARL A. STRUNK                    Executive Vice President and    March 31, 1999
-----------------------------------------------------  Chief Financial Officer
                   Carl A. Strunk                      (Principal Financial and
                                                       Accounting Officer)

                 /s/ DENNIS R. DUFFY                   Executive Vice President and    March 31, 1999
-----------------------------------------------------  Director
                   Dennis R. Duffy

               /s/ BARBARA A. FERGUSON                 Executive Vice President and    March 31, 1999
-----------------------------------------------------  Director
                 Barbara A. Ferguson

                /s/ M'LISS JONES KANE                  Executive Vice President,       March 31, 1999
-----------------------------------------------------  General Counsel and Secretary
                  M'Liss Jones Kane

                  /s/ BRUCE ELIEFF                     Director                        March 31, 1999
-----------------------------------------------------
                    Bruce Elieff

                 /s/ ROBERT MAJORINO                   Director                        March 31, 1999
-----------------------------------------------------
                   Robert Majorino

                                                       Director                        March   , 1999
-----------------------------------------------------
                   Matthew K. Fong

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American National Financial, Inc.:

     Under date of March 29, 1999, we reported on the consolidated balance sheets of American National Financial, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedule based on our audits.

     In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
March 29, 1999

                                                                     SCHEDULE II

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                             (Dollars in thousands)

               COL. A                    COL. B               COL. C               COL. D       COL. E
               ------                    ------      ------------------------      ------       ------
                                                            ADDITIONS
                                                     ------------------------
                                       BALANCE AT    CHARGED TO                                 BALANCE
                                       BEGINNING     COSTS AND       OTHER       DEDUCTIONS     AT END
             DESCRIPTION               OF PERIOD      EXPENSES     (DESCRIBE)    (DESCRIBE)    OF PERIOD
             -----------               ----------    ----------    ----------    ----------    ---------
YEAR ENDED DECEMBER 31, 1998:
  Reserve for claim losses...........    $  465         $526         $   --         $ --        $  991
  Allowance on:
     Trade receivables...............     1,100          341          1,241(2)       786(1)      1,896
  Amortization of cost in excess of
     net assets acquired and other
     intangible assets...............       257          352             --           --           609

YEAR ENDED DECEMBER 31, 1997:
  Reserve for claim losses...........    $   --         $465         $   --         $ --        $  465
  Allowance on:
     Trade receivables...............        --          553            837(3)       290(1)      1,100
  Amortization of cost in excess of
     net assets acquired and other
     intangible assets...............        --          181             76(3)        --           257

---------------
(1) Represents uncollectible accounts written off, change in reserve due to reevaluation of specific items and change in reserve due to sale of certain assets.

(2) Represents balance sheet reclassification entries.

(3) Balances from July 1, 1997 acquisition of American Title Company and subsidiaries by American National Financial, Inc.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 2.1       Stock Purchase Agreement dated January 1, 1997 by and among the Registrant, Fidelity National Financial, Inc. and
           American Title Company, together with amendment,
           incorporated by reference from Form S-1, Registration No.
           333-62353.
 2.2       Stock Purchase Agreement dated December 31, 1996 by and
           among American Title Company, Fidelity National Asset
           Recovery Services, Inc. and Fidelity National Financial,
           Inc., incorporated by reference from Form S-1, Registration
           No. 333-62353.
 2.3       Stock Purchase Agreement dated December 31, 1996 by and
           among American Title Company, Nations Title Insurance of
           Arizona, Inc. and Fidelity National Financial, Inc. ,
           incorporated by reference from Form S-1, Registration No.
           333-62353.
 2.4       Stock Purchase Agreement dated March 16, 1998 by and among
           Fidelity National Title Insurance Company of New York,
           National Title Insurance of New York, Inc. and American
           Title Company, incorporated by reference from Form S-1,
           Registration No. 333-62353.
 2.5       Stock Purchase Agreement dated August 9, 1997 by and between
           Pacific Coast Title of Santa Barbara County and American
           Title Company, incorporated by reference from Form S-1,
           Registration No. 333-62353.
 2.6       Stock Exchange Agreement dated August 21, 1998 between the
           Registrant and Fidelity National Financial, Inc,
           incorporated by reference from Form S-1, Registration No.
           333-62353.
 3.1       Amended and Restated Articles of Incorporation, incorporated by reference from Form S-1, Registration No. 333-62353.
 3.2       Bylaws of the Registrant, as amended, incorporated by
           reference from Form S-1, Registration No. 333-62353.
 4.1       Form of Common Stock Certificate, incorporated by reference from Form S-1, Registration No. 333-62353, incorporated by reference from Form S-1, Registration No. 333-62353.
10.1       1998 Stock Incentive Plan, together with form of
           Nonqualified Stock Option Agreement and form of Incentive
           Stock Option Agreement, incorporated by reference from Form
           S-1, Registration No. 333-62353.
10.2       Employment Agreement between the Registrant and Michael C.
           Lowther, incorporated by reference from Form S-1,
           Registration No. 333-62353.
10.3       Employment Agreement between the Registrant and Wayne D.
           Diaz, incorporated by reference from Form S-1, Registration
           No. 333-62353.
10.4       Employment Agreement between the Registrant and Dennis R.
           Duffy, incorporated by reference from Form S-1, Registration
           No. 333-62353.
10.5       Employment Agreement between the Registrant and Barbara
           Ferguson, incorporated by reference from Form S-1,
           Registration No. 333-62353.
10.6       Issuing Agency Agreement dated July 1, 1997 between Fidelity
           National Title Insurance Company and American Title Company,
           incorporated by reference from Form S-1, Registration No.
           333-62353.
10.7       Issuing Agency Agreement dated August 25, 1997 between
           Fidelity National Title Insurance Company and Santa Barbara
           Title Company, incorporated by reference from Form S-1,
           Registration No. 333-62353.
10.8       Credit Agreement dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1,
           Registration No. 333-62353.
10.9       Note dated August 7, 1997 of the Registrant in favor of
           Imperial Bank, incorporated by reference from Form S-1,
           Registration No. 333-62353.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.10      Addendum to Note dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1,
           Registration No. 333-62353.
10.11      Standard Sublease dated January 28, 1998 between American
           Title Company and Fidelity National Financial, Inc.,
           incorporated by reference from Form S-1, Registration No.
           333-62353.
10.12      Form of Indemnification Agreement, incorporated by reference from Form S-1, Registration No. 333-62353.
10.13      Title Plant Lease Agreement dated July 1, 1997 between
           Fidelity National Title Insurance Company and American Title
           Company, incorporated by reference from Form S-1,
           Registration No. 333-62353.
10.14      Letter of Grant dated July 1, 1997 granting William P.
           Foley, II options to purchase 55,000 shares of common stock of the Registrant, incorporated by reference from Form S-1,
           Registration No. 333-62353.
21         List of Subsidiaries of Registrant, incorporated by
           reference from Form S-1, Registration No. 333-62353.
27         Financial Data Schedule.