Form 10-K/A
period 1998-12-31
AMERICAN NATIONAL FINANCIAL INC
filed 1999-04-27
CIK 1068843

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A

                                   -----------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NO. 0-24961

                        AMERICAN NATIONAL FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

                                   -----------

               CALIFORNIA                                                 33-0731548
      (STATE OR OTHER JURISDICTION                                     (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

   17911 VON KARMAN AVENUE, SUITE 240              92614                 (949) 622-4700
           IRVINE, CALIFORNIA                    (ZIP CODE)      (REGISTRANT'S TELEPHONE NUMBER,
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                               INCLUDING AREA CODE)

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                ON WHICH REGISTERED
   -------------------                                -------------------
 Common Stock, no par value                         NASDAQ National Market


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

      As of April 6, 1999, 7,150,000 shares of Common Stock (no par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $13,519,247. The aggregate market value was computed with reference to the closing price on the NASDAQ National Market on such date.

================================================================================

PART III

ITEM 10.                DIRECTORS AND THE EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the director nominees, all directors, and all executive officers, and certain information about them, are set forth below:

                                                                         DIRECTOR
        NAME              AGE            PRINCIPAL OCCUPATION             SINCE
        ----              ---            --------------------             -----
William P. Foley, II      54     Chairman of the Board of Directors       1997

Michael C. Lowther        56     Chief Executive Officer and Director     1996

Wayne D. Diaz             50     President and Director                   1996

Carl A. Strunk            61     Executive Vice President, Chief          1999
                                 Financial Officer and Director

Dennis R. Duffy           56     Executive Vice President and             1996
                                 Director

Barbara A. Ferguson       42     Executive Vice President and             1997
                                 Director
Bruce Elieff              42     Director                                 1998

Robert Majorino           49     Director                                 1998

Matthew Fong              45     Director                                 1998

M'Liss Jones Kane         46     Executive Vice President, General         N/A
                                 Counsel and Secretary


WILLIAM P. FOLEY, II

Mr. Foley joined the Company as its Chairman of the Board in June 1997. He has been Chairman of the Board of American Title Company since 1996. Mr. Foley is the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc. and has been since its formation in 1984. Mr. Foley was President of Fidelity National Financial, Inc. from its formation in 1984 until December 31, 1994. Mr. Foley is currently serving as Chairman of the Board and Chief Executive Officer of CKE Restaurants, Inc. and as Chairman of the Board of Rally's Hamburgers, Inc., Checkers Drive-In Restaurants, Inc. and Santa Barbara Restaurant Group, Inc. Additionally, he is a member of the Board of Directors of Fresh Foods, Inc., Miravant Medical Technologies, Inc. and Micro General Corporation.

MICHAEL C. LOWTHER

Mr. Lowther has been Chief Executive Officer and a director of the Company since its formation in November 1996, and of American Title Company since 1995. For approximately 15 years prior to joining American Title Company, Mr. Lowther served as Chairman of the Board and Chief Executive Officer of World Title Company which he co-founded in 1980. Mr. Lowther has 34 years of experience in the title industry.

WAYNE D. DIAZ

Mr. Diaz has been President and a director of the Company since its formation. During the five years prior to joining the Company, Mr. Diaz held the position of Executive Vice President of Fidelity National Title Insurance Company.
Mr. Diaz has 18 years of experience in the title industry.

CARL A. STRUNK

Mr. Strunk joined the Company as its Executive Vice President and Chief Financial Officer in August 1998 and was elected a director in 1999. Mr. Strunk has been the Executive Vice President and Chief Financial Officer of CKE Restaurants, Inc. since February 1997. Mr. Strunk is the Executive Vice President-Finance for Fidelity National Financial, Inc., Santa Barbara Restaurant Group, Inc. and has been with Fidelity National Financial, Inc. since 1992 and Santa Barbara Restaurant Group, Inc. since December 1997. Mr. Strunk previously served as President of Land Resources Corporation from 1986 to 1991. Mr. Strunk is a Certified Public Accountant and is also a member of the Board of Directors of Micro General Corporation.

DENNIS R. DUFFY

Mr. Duffy has held his position of Executive Vice President and director of the Company since 1996, and has over 30 years of experience in the title industry. From 1995 to 1996, he was Regional Vice President-Operations of Gateway Title Company. Mr. Duffy was the owner of Duffy's Pacific Enterprises, a property management company, from 1993 to 1995. From 1985 to 1993, Mr. Duffy was affiliated with a wholly-owned subsidiary of SAFECO, initially as President, and subsequently as a consultant. Prior to that time, he worked in various management positions with both Title Insurance and Trust Company (TICOR) and SAFECO.

BARBARA A. FERGUSON

Ms. Ferguson joined the Company in August 1997 as Executive Vice President and a director. From 1988 to 1997, Ms. Ferguson held various positions with Fidelity National Title Insurance Company, including Trust Accounting Manager, Banking Administrator, and Senior Vice President and Manager of two separate divisions.

BRUCE ELIEFF

Mr. Elieff was elected to the Company's Board of Directors in August 1998. Mr. Elieff is a principal of Sun Cal Companies, a real estate development firm located in Southern California. He has held this position since 1977.

ROBERT MAJORINO

Mr. Majorino was elected to the Company's Board of Directors in August 1998. Mr. Majorino is currently President and serves on the Board of Directors of G.E.M.M.M. Corporation, a residential real estate brokerage located in Southern California, which position he has held since 1993. Prior to that time, he was the owner of Century 21 Ambassador Realty, a residential real estate brokerage company.

MATTHEW K. FONG

Mr. Fong was elected to the Company's Board of Directors in November 1998. In January 1999, Mr. Fong joined the law firm of Sheppard, Mullin, Richter & Hampton LLP. From 1995 to 1998, Mr. Fong served as the State Treasurer of the State of California. From 1991 to 1995, Mr. Fong served as Vice Chairman of the California State Board of Equalization.

M'LISS JONES KANE

Ms. Kane was appointed Executive Vice President, General Counsel and Secretary of the Company in August 1998 and has served as Senior Vice President, General Counsel and Secretary of American Title Company since July 1998. Ms. Kane has held various positions with Fidelity National Financial, Inc. since March 1995. She has been Senior Vice President since March 1995 and Corporate Secretary since April 1995. Ms. Kane also is the Corporate Counsel of Fidelity National Financial, Inc.. From March 1990 to March 1995, Ms. Kane served as the Vice President and General Counsel of SPI Pharmaceuticals, Inc. and ICN Biomedicals, Inc., affiliates of ICN Pharmaceuticals, Inc. From February 1988 to March 1990, Ms. Kane was the Senior Vice President, Corporate Counsel and Secretary for Countrywide Credit Industries, Inc.


                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            Rules adopted by the Securities and Exchange Commission ("SEC") under Section 16(a) of the Exchange Act require the Company's officers and directors, and persons who own more than 10% of the issued and outstanding shares of the Company's common stock, to file reports of their ownership, and changes in ownership, of such securities with the SEC on SEC Forms 3, 4 or 5, as appropriate. Officers, directors and greater-than-ten-percent stockholders are required by the SEC's regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

            Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year end, and any written representations provided to it, the Company is advised that all filings were timely and correctly made.

ITEM 11.                EXECUTIVE COMPENSATION

            The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1998, 1997 and 1996 for the Company's Chief Executive Officer and the three most highly compensated current executive officers whose salary and bonus exceeded $100,000 in 1998.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                         Long Term
                                                                                        Compensation
                                                                                      -----------------
                                                                        Other              Awards-           All Other
    Name and Principal                                   Bonus          Annual             Options          Compensation
         Position             Year      Salary($)       ($)(1)       Compensation             (#)                ($)
         --------             ----      ---------       ------      ----------------  -----------------     ------------
Michael C. Lowther,           1998      $246,667       $275,000       $ 9,675(2)               --                  --
Chief Executive Officer       1997       200,568        150,000         8,150(3)               --                  --
                              1996            --             --            --                  --                  --

Wayne D. Diaz,                1998      $246,667       $275,000       $16,200(4)               --                  --
President                     1997       195,000        150,000        15,711(5)               --                  --
                              1996            --             --            --                  --                  --

Dennis R. Duffy,              1998      $151,333       $160,000       $ 7,720(6)               --                  --
Executive Vice President      1997       124,133        100,000         6,578(7)               --                  --
                              1996            --             --            --                  --                  --

Barbara Ferguson,             1998      $149,333       $160,000       $12,823(8)               --                  --
Executive Vice President      1997        54,092        100,000         3,926(9)               --                  --
                              1996            --             --            --                  --                  --

(1) Excludes perquisites and other personal benefits, securities and properties otherwise categorized as salary or bonuses which in the aggregate, for each of the named persons did not exceed the lesser of either $50,000 or 10% of the total annual salary reported for such person.

(2) Consists of $675 in premiums paid on a life insurance policy of which Mr. Lowther is the beneficiary and $9,000 in automobile allowance.

(3) Consists of $900 in premiums paid on a life insurance policy of which Mr. Lowther is the beneficiary, $2,250 in automobile allowance and approximately $5,000 in membership dues.

(4) Consists of $450 in premiums paid on a life insurance policy of which Mr. Diaz is the beneficiary, $6,750 in matching contributions made by Fidelity National Financial, Inc. pursuant to Fidelity National Financial, Inc.'s employee stock purchase plan and $9,000 in automobile allowance.

(5) Consists of $261 in premiums paid on a life insurance policy of which Mr. Diaz is the beneficiary, $8,700 in matching contributions made by Fidelity National Financial, Inc. pursuant to Fidelity National Financial, Inc.'s employee stock purchase plan and $6,750 in automobile allowance.

(6) Consists of $720 in premiums paid on a life insurance policy of which Mr. Duffy is the beneficiary and $7,000 in automobile allowance.

(7) Consists of $578 in premiums paid on a life insurance policy of which Mr. Duffy is the beneficiary and $6,000 in automobile allowance.

(8) Consists of $153 in premiums paid on a life insurance policy of which Ms. Ferguson is the beneficiary, $5,670 in matching contributions made by Fidelity National Financial, Inc. pursuant to Fidelity National Financial, Inc.'s employee stock purchase plan and $7,000 in automobile allowance.

(9) Consists of $51 in premiums paid on a life insurance policy of which Ms. Ferguson is the beneficiary, $1,875 in matching contributions made by Fidelity National Financial, Inc. pursuant to Fidelity National Financial, Inc.'s employee stock purchase plan, and $2,000 in automobile allowance.

OPTION GRANTS

            There were no stock options granted in 1998.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

            There were no stock option exercises by the named individuals in 1998. The Company did not reprice any existing options during the last completed fiscal year.

EMPLOYMENT AGREEMENTS

            In August 1998, the Company entered into an employment agreement with each of Michael C. Lowther, Wayne D. Diaz, Dennis R. Duffy, and Barbara A. Ferguson. Each employment agreement provides for a three year term and a possible merit bonus granted at the sole discretion of the Board. The minimum base salary of Messrs. Lowther, Diaz and Duffy under their respective employment agreements is $260,000, $260,000 and $160,000, respectively. The minimum base salary for Ms. Ferguson under her employment agreement is $160,000.

            In the event of the termination of the employee by the Company without "cause," each employment agreement provides that the Company shall pay to the employee an amount equal to the product of the employee's minimum base salary in effect upon termination plus the total bonus paid or payable to the employee for the most recently ended calendar year multiplied by the greater of either the number of years remaining thereunder or two years.

            Upon termination of employment either by the employee or by the Company (in breach of the employment agreement or without cause) following a "change in control" of the Company, the employee would be entitled to receive
(i) his or her full salary through the date of termination; and (ii) an amount equal to the product of the employee's minimum base salary in effect upon termination plus the total bonus paid or payable to the employee for the most recently ended calendar year multiplied by the greater of ether the number of years remaining hereunder or two years. In addition, upon termination, due to a "change in control," the employee is entitled to continue to participate in all employee benefit plans and programs in which such employee was entitled to participate prior to the date of termination provided that such continuation is possible under the terms of the plan or program for a period equal to either (i) the greater of the number of years remaining in the term of employment or (ii) two years. If, however, any payment required to be made by the Company to an employee upon termination due to a "change in control," constitutes a "parachute payment" (as defined in Section 280(g) of the Internal Revenue Code), such payment shall be limited to the highest amount of such payment which can be paid without constituting a "parachute payment." The employee may only elect to terminate the employment agreement due to a "change in control" of the Company during the period commencing 60 days and expiring 365 days after such "change in control."

            Following the expiration of the initial term, the employment agreements will automatically renew for successive one-year terms unless the employee or the Company notifies the other of his or its intent not to renew the agreement. However, the Company may only decline to renew the agreement if the Company or any of its subsidiaries does not meet the budgeted expectations for such entities as determined by the Company's Board of Directors in the exercise of reasonable discretion.

DIRECTOR COMPENSATION

            Directors who are not employees of the Company receive a $2,000 per Board of Directors meeting attended (and $1,000 per committee meeting attended), plus reimbursement of reasonable expenses. Directors who are employees of the Company do not receive any compensation for acting as directors, except for reimbursement of reasonable expenses, if any, for Board meeting attendance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            The Compensation Committee was formed in 1999 and currently consists of Bruce Elieff and Robert Majorino.

            There are no Compensation Committee interlocks or insider participation.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

            The following report of the Board of Directors shall not be deemed to be incorporated by reference into any previous filing by the Company under either the Securities Act of 1933 ("Securities Act") or the Securities Exchange Act of 1934 ("Exchange Act") that incorporates future Securities Act or Exchange Act filings in whole or in part by reference.

COMPENSATION PHILOSOPHY

            The Company's executive compensation programs are designed to (i) provide levels of compensation that integrate pay and incentive plans with the Company's strategic goals, so as to align the interests of executive management with the long-term interests of the stockholders; (ii) motivate Company executives to achieve the strategic business goals of the Company and to recognize their individual contributions; and (iii) provide compensation opportunities which are competitive to those offered by other national title insurance companies and other middle-market corporations similar in size and performance. Although the exact identity of the corporations surveyed varies, these generally include title companies and other corporations equal to or larger than the Company. Most of the title companies surveyed are included in the Peer Group Index utilized in the "Performance Graph" set forth below.

            Therefore, the Compensation Committee believes that the components of executive compensation should include base salary, annual cash bonus, stock option grants and other benefits and should be linked to individual and Company performance. With regard to the Company's performance, the measures used for determining appropriate levels of compensation for executive officers include the Company's national market share, net margin, quality of service, meeting strategic goals within the current economic climate and industry environment, scope of responsibilities, expansion by acquisition or otherwise, profit retention and profitability, all of which combine to enhance stockholder value.

BASE SALARY

            In determining base salaries for executives for 1998, the full board considered the Company's earnings, outside surveys of salary levels of other title agents, individual performance and achievement, areas of responsibility, position tenure and internal comparability.

ANNUAL CASH BONUSES

            Executive officers of the Company are eligible for annual bonuses which may be paid in the form of cash. Given the Company's performance in 1998, the Board of Directors approved 1998 bonuses for the executives which were paid in 1999.

STOCK OPTION GRANTS

            As indicated above, an important element of the Company's compensation philosophy is the desire to align the interests of the executive officers with the long-term interests of the Company's stockholders. In order to meet this desire, the Board of Directors adopted a performance-based stock option plan in 1999 for executive officers, key employees and branch managers of the Company that allows participants to defer a portion of their bonus income in order to reduce their option exercise price. This plan will be presented to the shareholders at its Annual Meeting in 1999. Additionally, the Company's Board of Directors and stockholders had previously approved the adoption of the Company's 1998 Stock Option Plan, pursuant to which the Company may grant stock options to certain key employees and non-employee directors or officers. The purpose of all the stock option plans is to attract, retain and award executive officers and directors and to furnish incentives to these persons to improve operations, increase profits and positively impact the Company's long-term performance. Consistent with these objectives, the Compensation Committee granted options in 1999 for their performance in 1998 to executive officers as follows: (i) under the 1998 Stock Option Plan as follows: Mr. Lowther, options to purchase 27,640 shares; Mr. Diaz, options to purchase 27,640 shares; Mr. Duffy, options to purchase 10,000 shares; Ms. Ferguson, options to purchase 10,000 shares.

            Corporate Deduction for Compensation. Section 162(m) of the Internal Revenue Code generally limits to $1.0 million the corporate deduction for compensation paid to certain executive officers, unless certain requirements are met. At this time, the Company deduction for officer compensation is not limited by the provisions of Section 162(m). The Committee intends to monitor regulations issued pursuant to Section 162(m) and to take such actions with respect to the executive compensation program as are reasonably necessary to preserve the corporate tax deduction for executive compensation paid.

April 23, 1999

                                PERFORMANCE GRAPH

      Set forth below is a graph comparing cumulative total stockholder return on the Company's common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index comprised of certain companies for the industry in which the Company competes (SIC code 6361 -- Title Insurance) for the two month period beginning on February 12, 1999, the date the Company went public, and ending March 31, 1999. This peer group consists of the following companies: Chicago Title Corporation, Capital Title Group, Inc., LandAmerica Financial Group, Inc. and Stewart Information Services Corp. The peer group comparison has been weighted based on the Company's stock market capitalization. The graph assumes an initial investment of $100.00 on February 12, 1999, with any dividends reinvested over the periods indicated.


                 COMPARISON OF TWO MONTH CUMULATIVE TOTAL RETURN
                   OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                             2/12/99          2/99           3/99
                             -------         ------         ------
American National Financial   100.00          92.31          90.38
S&P 500 Index                 100.00         100.67         104.69
Peer Group                    100.00         105.61         102.85


                   ASSUMES $100 INVESTED ON FEBRUARY 12, 1999
                           ASSUMES DIVIDEND REINVESTED

                      FISCAL YEAR ENDING DECEMBER 31, 1998


BOARD MEETINGS AND COMMITTEES

      The Board of Directors held no formal meetings during the year ended December 31, 1998.

      The Board presently has an Audit Committee and a Compensation Committee but does not have a Nominating Committee nor an Executive Committee. The Audit Committee, which consists of Messrs. Fong and Majorino, formed in March 1999. The Audit Committee will meet independently with the internal audit staff, representatives of the Company's independent auditors and representatives of senior management. The Audit Committee will review the general scope of the Company's annual audit, the fee charged by the independent auditors and other matters relating to internal control systems. In addition, the Audit Committee will be responsible for reviewing and monitoring the performance of non-audit services by the Company's auditors. The Committee will also be responsible for recommending the engagement or discharge of the Company's independent auditors.

     The Compensation Committee was formed in March 1999 and currently consists of Messrs. Elieff and Majorino. The Compensation Committee will review and report to the Board the salary, fee and benefit programs designed for senior management, officers and directors with a view to ensure that the Company is attracting and retaining highly-qualified individuals through competitive salary, fee and benefit programs and encouraging continued extraordinary effort through incentive rewards.
The Compensation Committee did not exist during 1998.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 31, 1999, the following table sets forth the beneficial ownership of the Common Stock of the Company by each director who owns shares, by the director nominees, all executive officers named in the Summary Compensation Table, all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.

                                                   Shares of Common Stock
                                                     Beneficially Owned
                                         -----------------------------------------
Name and Address                         Number of Shares         Percent of Total
----------------                         ----------------         ----------------
William P. Foley, II
17911 Von Karman Avenue, #300
Irvine, California 92614                    2,432,900(1)                 34%

Fidelity National Financial, Inc.
17911 Von Karman, #300
Irvine, CA 92614                            2,099,996                    29%

Michael C. Lowther
17911 Von Karman Avenue, #200
Irvine, California 92614                      948,475(2)                 13%

Wayne D. Diaz
17911 Von Karman Avenue, #200
Irvine, California 92614                      948,475(2)                 13%

Carl A. Strunk
17911 Von Karman Avenue, #200
Irvine, California 92614                       83,332(2)                1.2%

Dennis R. Duffy
17911 Von Karman Avenue, #200
Irvine, California 92614                      104,125(2)                1.5%

Barbara A. Ferguson
17911 Von Karman Avenue, #200
Irvine, California 92614                      154,654(2)                2.2%

Bruce Elieff
17911 Von Karman Avenue, #200
Irvine, California 92614                        3,334(2)                   (3)

Robert Majorino
17911 Von Karman Avenue, #200
Irvine, California 92614                        3,334(2)                   (3)

Matthew Fong
17911 Von Karman Avenue, #200
Irvine, California 92614                        3,334(2)                   (3)

All directors and officers as group
 (10 persons)                               4,691,963                    65%

--------------

(1) Included in this amount are 2,099,996 shares held by Fidelity National Financial, Inc., of which Mr. Foley is chairman of the Board and Chief Executive Officer; Mr. Foley is a "controlling person" of the Company.

(2) Includes currently exercisable stock options for Mr. Lowther of 9,214 shares under the 1998 Stock Option Plan; currently exercisable stock options for Mr. Diaz of 9,214 shares under the 1998 Stock Option Plan; currently exercisable stock options for Mr. Strunk of 16,666 shares under the 1998 Stock Option Plan; currently exercisable stock options for Mr. Duffy of 3,334 shares under the 1998 Stock Option Plan; currently exercisable stock options for Ms. Ferguson of 3,334 shares under the 1998 Stock Option Plan; currently exercisable stock options for Mr. Elieff of 3,334 shares under the 1998 Stock Option Plan; currently exercisable stock options for Mr. Majorino of 3,334 shares under the 1998 Stock Option Plan; and currently exercisable stock options for Mr. Fong of 3,334 shares under the 1998 Stock Option Plan.

(3) Less than one (1) percent.


ITEM 13.          CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

      The Company acquired Pacific Printer, a printing company, from the son of Dennis Duffy for $125,000 in an arm's length transaction on January 4, 1999.

INVESTMENTS IN PARTNERSHIPS

      None.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

      None.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               AMERICAN NATIONAL FINANCIAL, INC.


                                               By: /s/ MICHAEL LOWTHER
                                                   -----------------------------
                                                       MICHAEL LOWTHER
                                                       CHIEF EXECUTIVE OFFICER

Date: April 27, 1999

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.




/s/ William P. Foley, II
--------------------------------    Chairman of the Board of Directors       April 27, 1999
William P. Foley, II


/s/ Michael C. Lowther
--------------------------------   Chief Executive Officer and Director      April 27, 1999
Michael C. Lowther


/s/ Wayne D. Diaz
--------------------------------          President and Director             April 27, 1999
Wayne D. Diaz


/s/ Carl A. Strunk
--------------------------------      Executive Vice President, Chief        April 27, 1999
Carl A. Strunk                        Financial Officer and Director


/s/ Dennis R. Duffy
--------------------------------   Executive Vice President and Director     April 27, 1999
Dennis R. Duffy


/s/ Barbara A. Ferguson
--------------------------------   Executive Vice President and Director     April 27, 1999
Barbara A. Ferguson


/s/ Bruce Elieff
--------------------------------                 Director                    April 27, 1999
Bruce Elieff


/s/ Robert Majorino
--------------------------------                 Director                    April 27, 1999
Robert Majorino



--------------------------------                 Director                    April __, 1999
Matthew Fong