Form 10-Q
period 1999-03-31
AMERICAN NATIONAL FINANCIAL INC
filed 1999-05-12
CIK 1068843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

                         Commission File Number 0-24961

                        AMERICAN NATIONAL FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                             33-0731548
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


17911 Von Karman Avenue, Suite 240, Irvine, California             92614
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 (949) 622-4700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  ( X )       NO  (   )


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Common stock, no par value, 7,150,000 shares as of May 11, 1999

       Exhibit Index appears on page 10 of 11 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT

                          Quarter Ended March 31, 1999

                                TABLE OF CONTENTS

                                                                                    Page Number
                                                                                    -----------
Part I:  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  A.  Condensed Consolidated Balance Sheets as of                        3
                      March 31, 1999 and December 31, 1998

                  B.  Condensed Consolidated Statements of Earnings                      4
                      for the three-month periods ended
                      March 31, 1999 and 1998

                  C.  Condensed Consolidated Statements of Cash Flows                    5
                      for the three-month periods ended March 31, 1999 and 1998

                  D.  Notes to Condensed Consolidated Financial Statements               6

         Item 2.  Management's Discussion and Analysis of Financial                      7
                      Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Market Risk Disclosures                   9


Part II: OTHER INFORMATION

         Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

         Item 2.  Changes in Security and Use of Proceeds                               10

         Item 6.  Exhibits and Reports on Form 8-K                                      10




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN NATIONAL FINANCIAL, INC.
                                  (Registrant)



By: /s/ Carl A. Strunk                              Date: May 11, 1999
    ------------------------------
    Carl A. Strunk
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and
    Accounting Officer)

Part I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                    March 31,       December 31,
                                                                                      1999             1998
                                                                                   -----------      -----------
                                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents .................................................      $18,361,081      $10,344,987
  Short-term investments, at cost, which approximates fair market value .....          150,000          150,000
  Accounts receivable, net of allowance for doubtful accounts of
   $1,843,453 in 1999 and $1,895,684 in 1998 ................................        8,118,112        8,575,808
  Deferred income taxes .....................................................        2,395,298        2,395,298
  Prepaid expenses and other current assets .................................        2,794,440        2,796,888
                                                                                   -----------      -----------
     Total current assets ...................................................       31,818,931       24,262,981
Property and equipment, net .................................................        4,831,131        4,010,187
Title plants ................................................................        2,327,023        2,252,023
Deposits with Insurance Commissioner ........................................          120,000          112,500
Intangibles, net of accumulated amortization of $689,248 in 1999 and
 $609,103 in 1998 ...........................................................        6,764,057        6,738,350
                                                                                   -----------      -----------
     Total assets ...........................................................      $45,861,142      $37,376,041
                                                                                   ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................................      $ 1,276,914      $ 1,159,588
  Other accrued expenses, including $44,173 to affiliate in 1999 and $126,630
   to affiliate in 1998 .....................................................        4,071,005        5,194,767
  Customer advances .........................................................        2,197,524        2,190,364
  Current portion of long-term debt .........................................               --          442,500
  Current portion of obligations under capital leases with affiliates .......           63,254          741,561
  Current portion of obligations under capital leases with non-affiliates ...          177,851          115,643
  Income taxes payable ......................................................        2,814,109        3,750,029
  Due to affiliate ..........................................................        1,924,953        1,892,910
                                                                                   -----------      -----------
     Total current liabilities ..............................................       12,525,610       15,487,362
Obligations under capital leases with affiliates ............................          653,136          669,435
Obligations under capital leases with non-affiliates ........................        1,281,267        1,321,070
                                                                                   -----------      -----------
     Total liabilities ......................................................       14,460,013       17,477,867
Shareholders' equity:
     Preferred stock, no par value; authorized 5,000,000 shares;
      issued and outstanding, none ..........................................               --               --
     Common stock, no par value; authorized, 50,000,000 shares;
      issued and outstanding, 7,150,000 in 1999 and 4,917,096 in 1998 .......       21,745,777       12,324,264
     Retained earnings ......................................................        9,655,352        7,573,910
                                                                                   -----------      -----------
     Total shareholders' equity .............................................       31,401,129       19,898,174
                                                                                   -----------      -----------
     Total liabilities and shareholders' equity .............................      $45,861,142      $37,376,041
                                                                                   ===========      ===========

See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                                             Three months ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                           1999              1998
                                                                       ------------      ------------
                                                                                (Unaudited)
Revenues:
  Net title service revenue -- related party ....................      $ 14,277,321      $ 10,744,175
  Escrow fees ...................................................         6,658,972         4,529,869
  Other service charges .........................................         3,475,141         2,969,554
                                                                       ------------      ------------
     Total revenues .............................................        24,411,434        18,243,598
                                                                       ------------      ------------
Expenses:
  Personnel costs ...............................................        13,828,692        10,248,086
  Other operating expenses, includes $1,048,443 with affiliate
   in 1999 and $955,304 with affiliate in 1998 ..................         4,179,223         3,497,356
  Title plant rent and maintenance ..............................         1,581,785         1,489,359
                                                                       ------------      ------------
     Total expenses .............................................        19,589,700        15,234,801
                                                                       ------------      ------------
Earnings before income taxes and minority interest
 in net earnings of consolidated subsidiary .....................         4,821,734         3,008,797
Provision for income taxes ......................................         2,025,292         1,184,192
                                                                       ------------      ------------
Earnings before minority interest in net earnings of consolidated
 subsidiary .....................................................         2,796,442         1,824,605
Minority interest in net earnings of consolidated subsidiary ....                --          (692,461)
                                                                       ------------      ------------
Net earnings ....................................................      $  2,796,442      $  1,132,144
                                                                       ============      ============
Basic net earnings ..............................................      $  2,796,442      $  1,132,144
                                                                       ============      ============
Basic earnings per share ........................................      $       0.47      $       0.39
                                                                       ============      ============
Weighted average shares outstanding, basic basis ................         6,006,501         2,910,416
                                                                       ============      ============
Diluted net earnings ............................................      $  2,796,442      $  1,132,144
                                                                       ============      ============
Diluted earnings per share ......................................      $       0.46      $       0.36
                                                                       ============      ============
Weighted average shares outstanding, diluted basis ..............         6,138,979         3,127,680
                                                                       ============      ============
Cash dividends per share ........................................      $       0.10      $         --
                                                                       ============      ============


See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three months ended
                                                                                March 31,
                                                                     -------------------------------
                                                                         1999               1998
                                                                     ------------       ------------
                                                                              (Unaudited)
Cash flows from operating activities:
  Net earnings ................................................      $  2,796,442       $  1,132,144
  Adjustments to reconcile net earnings to cash provided
   by operating activities:
     Depreciation and amortization ............................           495,155            271,774
     Minority interest in net income of consolidated subsidiary                --            692,461
     Changes in:
          Accounts receivable, net ............................           457,696           (254,517)
          Prepaid expenses and other assets ...................             2,448            226,943
          Income taxes payable and deferred income taxes ......          (935,920)           884,192
          Accounts payable and other accrued expenses .........        (1,721,436)           865,753
          Due to affiliate ....................................            32,043                 39
          Customer advances ...................................             7,160           (484,510)
                                                                      -----------        -----------
               Total cash provided by operating activities ....         1,133,588          3,334,279
                                                                      -----------        -----------
Cash flow from investing activities:
  Purchase of title plant .....................................           (75,000)                --
  Purchase of property and equipment ..........................        (1,235,954)          (307,298)
  Purchase of investments .....................................            (7,500)        (1,700,106)
  Acquisitions ................................................          (105,852)          (150,099)
                                                                     ------------       ------------

               Total cash used in investing activities ........        (1,424,306)        (2,157,503)
                                                                     ------------       ------------

  Repayment of long term debt .................................          (442,500)                --
  Proceeds from stock options exercised .......................           219,717                 --
  Proceeds from issuance of common stock ......................         9,201,796                 --
  Payments under capital lease obligations ....................          (672,201)          (157,926)
                                                                     ------------       ------------

               Total cash provided by (used in)
                 financing activities .........................         8,306,812           (157,926)
                                                                     ------------       ------------
               Increase in cash and cash equivalents ..........         8,016,094          1,018,850
  Cash and cash equivalents at the beginning of period ........        10,344,987          7,223,635
                                                                     ------------       ------------
  Cash and cash equivalents at end of period ..................      $ 18,361,081       $  8,242,485
                                                                     ============       ============

Supplemental disclosure of cash flow information:
  Cash paid during the year:
     Interest .................................................      $     42,458       $    165,972
     Income taxes .............................................      $  2,825,000       $    300,000
  Non-cash financing activities:
     Dividend declared and unpaid .............................      $    715,000       $         --


See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

Note A - Basis of Financial Statements

The financial information included in this report includes the accounts of American National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Prospectus dated February 12, 1999.

Note B - State Banking Department

The State Banking Department, State of Arizona ("State Banking Department") delivered their Report of Examination of Nations Title Insurance of Arizona, Inc. ("Nations") as of and for the three-year period ending October 31, 1998 on March 4, 1999. The report as forwarded to the Company by State Banking Department indicates that the Company may not be in compliance with certain State Banking Department regulations. The State Banking Department is providing the Company with an opportunity to present additional information prior to making their final determination as to compliance. The Company does not believe this will have a material impact upon the financial statements of the Company. On April 14, 1999, Nations received approval to extend the response date to State Banking Department until June 1, 1999. In addition, Nations received approval to extend the annual audit filing date until June 1, 1999.

Note C - Dividends

On March 18, 1999, the Company's Board of Directors declared an initial quarterly cash dividend of $.10 per share, payable on May 27, 1999, to stockholders of record on April 8, 1999.

Note D - Santa Barbara Title Company Merger

On April 30, 1999, the Department of Insurance, State of California, approved the merger of Santa Barbara Title Company, a wholly-owned subsidiary of American Title Company, into American Title Company.

tem 2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations

Factors That May Affect Operating Results

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The reader should consult the risk factors listed from time to time and other information disclosed in the Company's reports on Forms 10-K and filings under the Securities Act of 1933, as amended.

Results of Operations

Total revenue for the first quarter of 1999 increased 33.8% to $24,411,434 from $18,243,598 for the first quarter of 1998. The increases in total revenue for the three-month ended March 31, 1999 are primarily the result of continuing strength in the Company's core title operations, which have been positively impacted by favorable market conditions leading to an increase in real estate activity and, in turn, increased order inventory levels and closings. The current economic environment has led to one of the strongest real estate markets in history, particularly on the west coast. Additionally, the contribution of the Company's ancillary service subsidiaries has increased as the demand for services has increased consistent with the trend in real estate activity and the Company continues the successful integration of business.

The increase in title premiums of $3.5 million, or 32.9%, for the three-month period ended March 31, 1999, is consistent with the current real estate market environment. Title orders and requests for real estate related services have continued to react favorably to existing conditions.

Escrow fees have followed the same trend as title premiums, as would be expected. Escrow fees increased $2.1 million or 47.0% in the first quarter of 1999 to $6.7 million compared to $4.6 million in the comparable 1998 period. The increase in escrow fees can also be attributed to current market conditions, the continuing West Coast real estate recovery and the Company's efforts to expand its presence in the southern California escrow market.

The Company has made a concerted effort to develop its ancillary service segments. Ancillary services include document preparation services, appraisal services, inspection services, central order processing, shortened title assurance reports ("STAR product") trustee sales guarantee and property management services. The growth of these subsidiaries has been significant. First quarter revenue increased 17.0% to $3.5 million compared to $3.0 million in the first quarter of 1998.

The Company's operating expenses consist primarily of personnel cost, other operating expenses and title plant maintenance and expense. Title insurance premiums, escrow fees and other fees and revenue are recognized as income at the time the underlying transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel costs include base salaries, bonuses and sales commissions paid to employees. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs, as a percentage of total revenue, have slightly increased to 56.6% for the three-month period ended March 31, 1999 compared to 56.2% for the corresponding period in 1998. The Company has taken significant measures to maintain personnel costs at levels consistent with revenues. The Company continues to monitor the prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses consist primarily of facilities expenses, escrow losses, provision for liquidated damages, courier services, computer services, professional services, general insurance, interest expense, trade and notes receivable allowances and depreciation. Certain fixed costs are incurred regardless of revenue levels, resulting in period over period fluctuations. Other operating expenses decreased as a percentage of total revenue to 17.1% in the first quarter of 1999 from 19.2% in the first quarter of 1998. The Company previously implemented and remains committed to aggressive cost control programs that will help maintain operating expense levels consistent with revenue levels.

Title plant maintenance decreased as a percent of total revenue to 6.5% in the first quarter of 1999 from 8.20% in the first quarter of 1998. This reduction as a percent of total revenue resulted from the recent negotiations regarding various contracts within several counties in California and Arizona. These agreements resulted in significant cost reductions throughout the Company.

Income tax expense for the three-month periods ended March 31, 1999 and 1998, as a percentage of earnings before income taxes was 42.1% and 39.4%, respectively. The fluctuations in income tax expense as a percentage of earnings before income taxes are attributable to the Company's estimate of ultimate income tax liability and the characteristics of net income, i.e., operating income versus investment income, taxable versus non-taxable.

Liquidity and Capital Resources

The Company's current cash requirements include debt service, debt relating to capital leases, personnel, operating expenses, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds and existing cash resources.

Net proceeds of approximately $8.4 million were received by the Company in connection with its initial public offering on February 12, 1999. The underwriters exercised an option for over allotment to purchase an additional 150,000 shares at $6 per share on March 31, 1999 which resulted in net proceeds in the amount of $804,000.

On February 12, 1999, a director of the Company exercised options resulting in the Company receiving proceeds in the amount of $219,717.

On April 14, 1999 the Company completed the purchase of a home office building located in Orange, California for $2,600,000. The Company financed $2,080,000 secured by a first trust deed. The terms of the note require monthly interest payments at prime and monthly principal payments of $4,432. The note matures on April 1, 2004.

Year 2000

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

Item 3. Quantitative and Qualitative Market Risk Disclosures

The Company does not believe that there have been any material changes in market risks since year end.

Part II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Company completed an initial public offering on February 12, 1999. Prior to that time there was no market for the Company's common stock. Net proceeds of approximately $8,400,000 were received by the Company. The underwriters exercised an option for over allotment to purchase an additional 150,000 shares at $6 per share on March 31, 1999 which resulted in additional net proceeds in the amount of $804,000.

On February 12, 1999, a director of the Company exercised options resulting in the Company receiving proceeds in the amount of $219,717.

The following table sets forth the range of high and low closing prices for the common stock on the NASDAQ Stock Exchange

                                                       High      Low
                                                       ----      ---
          February 12, 1999 through May 10, 1999:     $7.25     $4.00

On May 10, 1999, the last reported sale price of the common stock on the NASDAQ Stock Exchange was $5.25 per share. As of May 3, 1999, the Company had less than 800 shareholders of record.

On March 18, 1999 ANFI's Board of Directors declared an initial quarterly cash dividend in the amount of $.10 per share. The dividend will be payable on May 27, 1999 to stockholders of record as of April 8, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             Exhibit 11 -- Computation of Basic and Diluted Earnings Per Share

             Exhibit 27 -- Financial Data Schedule

         (b) Reports on Form 8-K:

             None.