Form 10-Q
period 1999-06-30
AMERICAN NATIONAL FINANCIAL INC
filed 1999-08-13
CIK 1068843

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

                       For the Quarter Ended June 30, 1999

                         Commission File Number 0-24961

                        AMERICAN NATIONAL FINANCIAL, INC.
--------------------------------------------------------------------------------
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


                                 (949) 622-4700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES (X)   NO ( )


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Common stock, no par value, 7,150,000 shares as of August 12, 1999

       Exhibit Index appears on page 11 of 12 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT

                           Quarter Ended June 30, 1999

                                TABLE OF CONTENTS
                                -----------------


                                                                                                 Page Number
                                                                                                 -----------
Part I:  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  A.       Condensed Consolidated Balance Sheets as of                                3
                           June 30, 1999 and December 31, 1998

                  B.       Condensed Consolidated Statements of Earnings                              4
                           for the three-month and six-month periods ended
                           June 30, 1999 and 1998

                  C.       Condensed Consolidated Statements of Comprehensive                         5
                           Earnings for the three-month and six-month periods
                           ended June 30, 1999 and 1998

                  D.       Condensed Consolidated Statements of Cash Flows                            6
                           for the six-month periods ended June 30, 1999 and 1998

                  E.       Notes to Condensed Consolidated Financial Statements                       7

         Item 2.  Management's Discussion and Analysis of Financial Condition                         8
                  and Results of Operations

         Item 3.  Quantitative and Qualitative Market Risk Disclosures                               10


Part II: OTHER INFORMATION

         Items 1, 2, 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.
         Item 4.  Submission of Matters to a Vote of Security Holders                                11
         Item 6.  Exhibits and Reports on Form 8-K                                                   11


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN NATIONAL FINANCIAL, INC.
                        ---------------------------------
                                  (Registrant)



By:  /s/ Carl A. Strunk                               Date: August 12, 1999
     -------------------------------------------
     Carl A. Strunk
     Executive Vice President and
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

Part I:  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,        December 31,
                                                                                                1999              1998
                                                                                             -----------      -----------
                                                                                            (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents.............................................................     $19,018,697      $10,344,987
  Short-term investments, at cost, which approximates fair market value.................         154,000          150,000
  Other long term investments, at fair market value.....................................       2,843,101               --
  Accounts receivable, net of allowance for doubtful accounts
    of $1,233,121 in 1999 and $1,895,684 in 1998........................................       7,454,987        8,575,808
  Notes receivables, net................................................................         116,725               --
  Deferred income taxes.................................................................       3,051,873        2,395,298
  Prepaid expenses and other current assets.............................................       1,092,456        2,796,888
                                                                                             -----------      -----------
     Total current assets...............................................................      33,731,839       24,262,981
Property and equipment, net.............................................................       7,730,520        4,010,187
Title plants............................................................................       2,377,223        2,252,023
Deposits with Insurance Commissioner....................................................         140,000          112,500
Intangibles, net of accumulated amortization of $720,321 in 1999 and
  $609,103 in 1998 .....................................................................       8,268,508        6,738,350
                                                                                             -----------      -----------
     Total assets.......................................................................     $52,248,090      $37,376,041
                                                                                             ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued expenses, including $58,883
    to affiliates in 1999 and $126,630 in 1998..........................................     $ 5,161,652      $ 6,354,355
  Customer advances.....................................................................       2,359,702        2,190,364
  Current portion of long-term debt.....................................................          53,184          442,500
  Current portion of obligations under capital leases with affiliates...................          64,568          741,561
  Current portion of obligations under capital leases with non-affiliates...............         170,681          115,643
  Reserve for claim losses..............................................................       4,153,277               --
  Income taxes payable..................................................................       1,208,910        3,750,029
  Due to affiliate......................................................................       1,825,781        1,892,910
                                                                                             -----------      -----------
     Total current liabilities..........................................................      14,997,755       15,487,362
Long term debt..........................................................................       2,017,952               --
Obligations under capital leases with affiliates........................................         636,493          669,435
Obligations under capital leases with non-affiliates....................................       1,250,571        1,321,070
                                                                                             -----------      -----------
     Total liabilities..................................................................      18,902,771       17,477,867

Shareholders' equity:
     Preferred stock, no par value; authorized 5,000,000 shares;
       issued and outstanding, none.....................................................              --               --
     Common stock, no par value; authorized, 50,000,000 shares;
       issued and outstanding, 7,150,000 in 1999 and 4,917,096 in 1998..................              --               --
     Additional paid in capital.........................................................      21,745,777       12,324,264
     Retained earnings..................................................................      11,586,716        7,573,910
                                                                                             -----------      -----------
                                                                                              33,332,493       19,898,174
     Accumulated comprehensive earnings.................................................          12,826               --
     Total shareholders' equity.........................................................      33,345,319       19,898,174
                                                                                             -----------      -----------
     Total liabilities and shareholders' equity.........................................     $52,248,090      $37,376,041
                                                                                             ===========      ===========

See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                                  Three months ended               Six months ended
                                                                        June 30,                        June 30,
                                                               ---------------------------    ---------------------------
                                                                   1999           1998           1999            1998
                                                               ------------   ------------    -----------    ------------
                                                                       (Unaudited)                    (Unaudited)
Revenues:
    Net title service revenue -- related party .............   $ 14,541,703   $ 13,377,163    $ 28,819,023   $ 24,121,338
    Escrow fees ............................................      7,190,009      6,186,316      13,848,981     10,716,185
    Other service charges ..................................      3,635,468      4,168,457       7,110,607      7,138,011
                                                               ------------   ------------    ------------   ------------
        Total revenues .....................................     25,367,180     23,731,936      49,778,611     41,975,534
                                                               ------------   ------------    ------------   ------------

Expenses:
    Personnel costs ........................................     14,563,258     12,274,301      28,391,950     22,522,387
    Other operating expenses includes $888,620 and
      $970,974 with affiliate for the three-month period
      ended June 30, 1999 and 1998, respectively, and
      $2,046,824 and $1,682,230 with affiliate for the
      six-month period ended June 30, 1999 and 1998,
      respectively .........................................      4,641,160      4,277,274       8,820,383      7,774,630
    Title plant rent and maintenance .......................      1,600,073      1,526,530       3,181,858      3,015,889
                                                               ------------   ------------    ------------   ------------
        Total expenses .....................................     20,804,491     18,078,105      40,394,191     33,312,906
                                                               ------------   ------------    ------------   ------------

Earnings before income taxes and minority interest
     in net earnings of consolidated subsidiary ............      4,562,689      5,653,831       9,384,420      8,662,628
Provision for income taxes .................................      1,916,330      2,347,847       3,941,622      3,532,039
                                                               ------------   ------------    ------------   ------------
Earnings before minority interest in net earnings of
     consolidated subsidiary ...............................      2,646,359      3,305,984       5,442,798      5,130,589
Minority interest in net earnings of consolidated subsidiary             --     (1,352,085)             --     (2,044,546)
                                                               ------------   ------------    ------------   ------------
Net earnings ...............................................   $  2,646,359   $  1,953,899    $  5,442,798   $  3,086,043
                                                               ============   ============    ============   ============

Basic net earnings .........................................   $  2,646,359   $  1,953,899    $  5,442,798   $  3,086,043
                                                               ============   ============    ============   ============

Basic earnings per share ...................................   $       0.37   $       0.68    $       0.82   $       1.06
                                                               ============   ============    ============   ============

Weighted average shares outstanding, basic basis ...........      7,150,000      2,900,767       6,606,271      2,917,754
                                                               ============   ============    ============   ============

Diluted net earnings .......................................   $  2,646,359   $  1,953,899    $  5,442,798   $  3,086,043
                                                               ============   ============    ============   ============

Diluted earnings per share .................................   $       0.37   $       0.62    $       0.82   $        .97
                                                               ============   ============    ============   ============

Weighted average shares outstanding, diluted basis .........      7,150,000      3,178,046       6,672,144      3,183,380
                                                               ============   ============    ============   ============

Cash dividends per share ...................................   $       0.10   $         --    $       0.20   $         --
                                                               ============   ============    ============   ============


See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (In thousands)


                                               Three months ended          Six months ended
                                                    June 30,                   June 30,
                                             -----------------------   -----------------------
                                                1999         1998         1999        1998
                                             ----------   ----------   ----------   ----------
                                                   (Unaudited)               (Unaudited)
Net earnings                                 $2,646,359   $1,953,899   $5,442,798   $3,086,043
                                             ----------   ----------   ----------   ----------

Other comprehensive earnings:

  Unrealized gains on investments, net (1)       12,826           --       12,826           --
                                             ----------   ----------   ----------   ----------
  Comprehensive earnings                     $2,659,185   $1,953,899   $5,455,624   $3,086,043
                                             ==========   ==========   ==========   ==========

-------------------
(1) Net of income tax expense of $6,607 and $0, and $6,607 and $0 for the three-month and six-month periods ended June 30, 1999 and 1988 respectively.













See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Six months ended
                                                                                         June 30,
                                                                               -----------------------------
                                                                                   1999            1998
                                                                               ------------    -------------
                                                                                        (Unaudited)
Cash flows from operating activities:
  Net earnings                                                                 $  5,442,798    $  3,086,043
  Adjustments to reconcile net earnings to cash provided
     by operating activities:
     Depreciation and amortization                                                1,052,104         560,060
     Minority interest in net earnings of consolidated subsidiary                        --       2,044,546
     Changes in:
      Accounts receivable, net                                                    1,120,821      (1,904,319)
      Prepaid expenses and other assets                                             168,909        (173,605)
      Income taxes payable and deferred income taxes                             (3,184,868)        394,285
      Accounts payable and other accrued expenses                                (1,907,695)      1,840,022
      Due to affiliate                                                              (67,129)     (1,213,749)
      Customer advances                                                             169,338         436,194
                                                                               ------------    ------------

          Total cash provided by operating activities                             2,794,278       5,069,477
                                                                               ------------    ------------
Cash flow from investing activities:
  Advance to related party                                                               --      (1,531,169)
  Assets acquired, net of cash                                                    1,204,323              --
  Borrowings (repayment) of title plant                                            (125,200)             --
  Purchase of property and equipment                                             (4,991,219)     (1,205,457)
  Additions to notes receivable                                                    (116,725)             --
  Purchase of investments                                                           (31,500)     (1,982,398)
                                                                               ------------    ------------

          Total cash used in investing activities                                (4,060,321)     (4,719,024)

  Borrowings                                                                      2,080,000              --
  Repayment of long term debt                                                      (442,500)             --
  Proceeds from stock options exercised                                             219,717              --
  Proceeds from issuance of common stock                                          9,201,796              --
  Proceeds from sale of real estate                                                 330,000              --
  Payments on long term debt                                                         (8,864)     (1,100,002)
  Payments under capital lease obligations                                         (725,396)       (320,502)
  Dividends paid                                                                   (715,000)             --
                                                                               ------------    ------------

          Total cash provided by (used in) financing activities                   9,939,753      (1,420,504)
                                                                               ------------    ------------

          Increase (decrease) in cash and cash equivalents                        8,673,710      (1,070,051)
  Cash and cash equivalents at the beginning of year                             10,344,987       7,223,635
                                                                               ------------    ------------
  Cash and cash equivalents at end of period                                   $ 19,018,697    $  6,153,584
                                                                               ============    ============

Supplemental disclosure of cash flow information:

  Cash paid during the year:
     Interest                                                                  $     88,705    $    261,099
     Income taxes                                                              $  6,341,000    $  1,520,105
  Non-cash investing activities:
     Title plant acquired under capital lease                                  $     75,000    $         --
  Non-cash financing activities:
     Dividends declared and unpaid                                             $    715,000    $         --

See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements


Note A - Basis of Financial Statements
--------------------------------------

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

Note B - State Banking Department
---------------------------------

One June 21, 1999 the Company submitted a response to The State Banking Department, State of Arizona ("State Banking Department") regarding their Report of Examination ("The Report") of Nations Title Insurance of Arizona, Inc. ("Nations") dated March 4, 1999 for the three-year period ending October 31, 1998. The report as agreed to by the Company indicates that the Company may not have been in compliance with certain State Banking Department regulations during the period. The Company has or will incorporate all comments and recommendations listed by the State Banking Department in the report covered by the report. The Company does not believe this will have a material impact upon the financial statements of the Company.

Note C - Dividends
------------------

On June 16 1999, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share, payable on July 21, 1999, to stockholders of record on July 8, 1999.

Note D - Santa Barbara Title Company Merger
-------------------------------------------

On April 30, 1999, the Department of Insurance, State of California, approved the merger of Santa Barbara Title Company, a wholly-owned subsidiary of American Title Company, into American Title Company.

Note E - Acquisition
--------------------

On May 28, 1999, the Department of Insurance, State of New York, approved the acquisition of National Title Insurance of New York, a New York underwriter by American Title Company a subsidiary of American National Financial Inc. from Fidelity National Financial, Inc. National Title Insurance Company of New York is licensed to issue title insurance policies in 35 states and the U.S. Virgin Islands. The $3.25 million dollar purchase price was paid in cash and the transaction was completed in June 1999.

On April 1, 1999, the Company completed the purchase of a home office building located in Orange, California for $2,600,000. In connection with the purchase, the Company financed $2,080,000 in the form of a mortgage note payable to a financial institution that bears interest at the prime lending rate with principal payments in the amount of $4,432 payable monthly. The note matures on April 1, 2004.

Note F - Investments
--------------------

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. The Company invests primarily in high-grade marketable securities. All marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities."

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Operating Results
-----------------------------------------

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

Results of Operations
---------------------

Total revenue for the second quarter of 1999 increased 6.9% to $25.4 million from $23.7 million for the second quarter of 1998. Total revenue for the six-month period ended June 30, 1999 increased 18.6% to $49.8 million from $42.0 million for the comparable 1998 period. The increases in total revenue for both the three-month and the six-month periods ended June 30, 1999 are primarily the result of continuing strength in the Company's core title operations. Open title orders lagged first quarter 1999 levels due to a decline in refinance activities. However, resale activities remained strong. Fee per file is higher for resale transactions than refinance. Additionally, the contribution of the Company's ancillary service subsidiaries was unchanged as the demand for these services are consistent with the trend in real estate activity.

The increases in title premiums of $1.2 million, or 8.7%, and $4.7 million, or 19.5%, for the three-month and six-month periods ended June 30, 1999, respectively are consistent with the current real estate market environment. Title orders and requests for real estate related services have continued to react favorably to existing conditions. The average fee per file increased to $957 in 1999 from $856 in 1998.

Escrow fees have followed the same trend as title premiums, as would be expected. Escrow fees increased $1.0 million and $3.1 million, or 16.2% and 29.2%, for the three-month and six-month periods ended June 30, 1999, respectively. The increase in escrow fees can also be attributed to current market conditions, and the Company's efforts to expand its presence in the southern California escrow market with the opening of five additional offices in the second quarter of 1999.

Other fees and income trend closely with the level and mix of business, as well as the performance of certain of the Company's title-related subsidiaries. Other fees and income have decreased to $3.6 million compared to $4.2 million in the second quarter of 1998. This slight decrease for three months ending June 30, 1999 is a result of seasonal decline in ancillary business. For the six month period ended June 30, 1999 other fees and income was $7.1 million, and was comparable to the 1998 period.

The Company's operating expenses consist primarily of personnel cost, other operating expenses and title plant maintenance expense. Title insurance premiums, escrow fees and the majority of other fees and revenue are recognized as income at the time the underlying transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel costs include base salaries, bonuses and sales commissions paid to employees, and are the most significant operating expense incurred by the Company. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenue. Personnel costs, as a percentage of total revenue, have increased to 57.4% for the three-month period ended June 30, 1999 compared to 51.7% for the corresponding period in 1998. Personnel costs as a percentage of total revenue for the six-month period ended June 30, 1999 have increased to 57.0% from 53.7% for the corresponding 1998 period. The Company is and continues to respond quickly to maintain personnel costs at levels consistent with revenues. The increase is a result of the Company's continued expansion of its business. The Company continues to monitor the prevailing market conditions and will adjust personnel costs in accordance with activity.

Other operating expenses consist primarily of facilities expenses, escrow losses, provision for liquidated damages, courier services, computer services, professional services, general insurance, interest expense, trade and notes receivable allowances and depreciation. Certain fixed costs are incurred regardless of revenue levels, resulting in period over period fluctuations. Other operating expenses slightly increased as a percentage of total revenue at 18.3% in the second quarter of 1999 from 18.0% in the second quarter of 1998. As a percentage of total revenue, other operating expenses for the six-month period ended June 30, 1999 decreased to 17.7% from 18.5% for the same period on 1998. The Company previously implemented and remains committed to aggressive cost control programs that will help maintain operating expense levels consistent with revenue levels.

Title plant maintenance expenses slightly decreased as a percent of total revenue to 6.3% in the second quarter of 1999 from 6.4% in the second quarter of 1998. As a percentage of total revenue, title plant maintenance expenses for the six-month period ended June 30, 1999 decreased to 6.4% from 7.2% for the same period in 1998. This reduction as a percent of total revenue is the result from the recent negotiations regarding various contracts within several counties in California and Arizona. These agreements resulted in significant cost reductions to the Company.

Income tax expense for the three-month periods ended June 30, 1999 and 1998, as a percentage of earnings before income taxes was 42.0% and 41.5%, respectively. Income tax expense for the six-month periods ended June 30, 1999 and 1998 was 42.0% and 40.8%, respectively. The fluctuations in income tax expense as a percentage of earnings before income taxes are attributable to the Company's estimate of ultimate income tax liability and the characteristics of net income, i.e., operating income versus investment income, taxable versus non-taxable.

Liquidity and Capital Resources
-------------------------------

The Company's current cash requirements include debt service, debt relating to capital leases, personnel, operating expenses, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds and existing cash resources.

As a holding company, the Company receives cash from its subsidiaries in the form of reimbursement for operating and other administrative expenses. Positive cash flow from the insurance subsidiary is invested primarily in short-term investments. The insurance subsidiary is restricted by state regulations in their ability to pay dividends and make distributions. The Company's ancillary service subsidiaries collect revenue and pay operating expenses, however, they are not regulated by insurance regulatory or banking authorities.

On April 1, 1999 the Company completed the purchase of a home office building located in Orange, California for $2,600,000. The Company financed $2,080,000 secured by a first trust deed. The terms of the note require monthly interest payments at prime interest rate and monthly principal payments of $4,432. The note matures on April 1, 2004.

On May 28, 1999 the Department of Insurance, State of New York approved the acquisition of National Title Insurance Company of New York by the Company. The $3.25 million dollar transaction was paid in cash in June 1999.

Year 2000
---------

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

The Company has developed a four-phase program to become Y2K compliant. Phase I is, "Plan Preparation and Identification of the Problem." This is a continuing phase that will extend beyond the year 2000 itself. Phase II is, "Plan Execution and Remediation." Phase III is, "Testing." Phase IV is, "Maintaining Y2K Compliance." The Company was substantially Y2K compliant by July 1999. The status of the Y2K compliance program is monitored by senior management of the Company and by the Audit Committee of the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. Due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties', including various local governments upon which the Company relies upon to provide title-related data, ability to become Y2K compliant, estimates may be subject to change.

Management of the Company believes that its electronic data processing and information systems will be substantially Y2K compliant; however, there can be no assurance that all of the Company's systems will be Y2K compliant, that the costs to be Y2K compliant will not exceed management's current expectations, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's business. The Company believes that functions currently performed with the assistance of electronic data processing equipment could be performed manually or outsourced if certain systems were determined not to be Y2K compliant on or after January 1, 2000.

The Company has substantially completed a contingency plan in the event that any systems are not Y2K compliant

This entire section "Year 2000 Issues" is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

Item 3. Quantitative and Qualitative Market Risk Disclosures

The Company does not believe that there have been any material changes in market risks since year end.

Part II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On June 16, 1999, the Company held its Annual Meeting of Shareholders pursuant to a Notice and Proxy Statement dated May 11, 1999. At the meeting, shareholders elected William P. Foley, II (6,178,445 for and 8,517 withheld), Michael C. Lowther (6,178,445 for and 8,517 withheld), Wayne D. Diaz (6,178,445 for and 8,517 withheld), Carl A. Strunk (6,178,445 for and 8,517 withheld), Barbara A. Ferguson (6,178,445 for and 8,517 withheld), Dennis R. Duffy (6,178,445 for and 8,517 withheld), Bruce Elieff (6,178,445 for and 8,517 withheld), Robert L. Majorino (6,178,445 for and 8,517 withheld) and Matthew K. Fong (6,178,445 for and 8,517 withheld) as Directors recommended by management and approved by a vote of 5,060,598 for, 43,600 against, with 4,617 abstaining and 1,330,258 not voted, the Company has adopted the 1999 Stock Option Plan ("1999 Plan") and approved by a vote of 5,075,264 for, 28,767 against, with 4,784 abstaining and 1,330,258 not voted, the adoption of the Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan").

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

            Exhibit 11 -- Computation of Basic and Diluted Earnings Per Share

            Exhibit 27 -- Financial Data Schedule

       (b)  Reports on Form 8-K:

            None.

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NUMBER           DESCRIPTION
--------------           -----------

Exhibit 11               Computation of Basic and Diluted Earnings Per Share
Exhibit 27               Financial Data Schedule