Form 10-Q
period 1999-09-30
AMERICAN NATIONAL FINANCIAL INC
filed 1999-11-15
CIK 1068843

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

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

      Common stock, no par value, 7,150,000 shares as of November 12, 1999

       Exhibit Index appears on page 11 of 12 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT

                        Quarter Ended September 30, 1999

                                TABLE OF CONTENTS

Part I:  FINANCIAL INFORMATION                                                              Page Number
                                                                                            -----------
         Item 1.  Condensed Consolidated Financial Statements

                  A.  Condensed Consolidated Balance Sheets as of                                3
                      September  30, 1999 and December 31, 1998

                  B.  Condensed Consolidated Statements of Earnings                              4
                      for the three-month and nine-month periods ended
                      September 30, 1999 and 1998

                  C.  Condensed Consolidated Statements of Comprehensive                         5
                      Earnings for the three-month and nine-month periods
                      ended September 30, 1999 and 1998

                  D.  Condensed Consolidated Statements of Cash Flows                            6
                      for the nine-month periods ended September 30, 1999 and 1998

                  E.  Notes to Condensed Consolidated Financial Statements                       7

         Item 2.  Management's Discussion and Analysis of Financial                              8
                      Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Market Risk Disclosures                          10

Part II: OTHER INFORMATION

         Items 1, 2, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

         Item 6.  Exhibits and Reports on Form 8-K                                              11


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN NATIONAL FINANCIAL, INC.
                                  (Registrant)



By:  /s/ Carl A. Strunk
     --------------------------------------
     Carl A. Strunk
     Executive Vice President and Chief
     Financial Officer (Principal Financial
     and Accounting Officer)                             Date: November 15, 1999

Part I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,       December 31,
                                                                                     1999               1998
                                                                                 -------------       ------------
                                                                                  (Unaudited)
                                               ASSETS

Current assets:
  Cash and cash equivalents ..................................................    $ 6,969,255        $10,344,987
  Short-term investments, at cost, which approximates fair market value ......        294,000            150,000
  Accrued investment interest ................................................        233,802                 --
  Trade receivable, net of allowance for doubtful accounts
    of $567,838 at September 30, 1999 and $1,895,684 at December 31, 1998 ....      6,635,193          8,575,808
  Notes receivables, net .....................................................        124,620                 --
  Deferred income taxes ......................................................      3,114,430          2,395,298
  Prepaid expenses and other current assets ..................................      1,201,928          2,909,388
                                                                                  -----------        -----------
        Total current assets .................................................     18,573,228         24,375,481
Other investments, available for sale, at fair market value ..................     14,032,958                 --
Property and equipment, net ..................................................      7,733,376          4,010,187
Title plants .................................................................      2,377,223          2,252,023
Intangibles, net of accumulated amortization of $839,909 in 1999 and
  $609,103 in 1998 ...........................................................      8,118,273          6,738,350
        Total assets .........................................................    $50,835,058        $37,376,041
                                                                                  ===========        ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other accrued expenses, including $59,018
    to affiliates in 1999 and $126,630 in 1998 ...............................    $ 4,488,001        $ 6,354,355
  Customer advances ..........................................................      1,596,205          2,190,364
  Current portion of long-term debt ..........................................         53,184            442,500
  Current portion of obligations under capital leases with affiliates ........         65,909            741,561
  Current portion of obligations under capital leases with non-affiliates ....        173,026            115,643
  Reserve for claim losses ...................................................      4,348,459                 --
  Income taxes payable .......................................................      1,354,411          3,750,029
  Due to affiliate ...........................................................      1,671,576          1,892,910
                                                                                  -----------        -----------
        Total current liabilities ............................................     13,750,771         15,487,362
Long term debt ...............................................................      2,004,656                 --
Obligations under capital leases with affiliates .............................        619,504            669,435
Obligations under capital leases with non-affiliates .........................      1,219,042          1,321,070
                                                                                  -----------        -----------
        Total liabilities ....................................................     17,593,973         17,477,867
Shareholders' equity:
  Preferred stock, no par value; authorized 5,000,000 shares;
    issued and outstanding, none .............................................             --                 --
  Common stock, no par value; authorized, 50,000,000 shares;
    issued and outstanding, 7,150,000 in 1999 and 4,917,096 in 1998 ..........             --                 --
  Additional paid in capital .................................................     21,745,777         12,324,264
  Retained earnings ..........................................................     11,615,038          7,573,910
                                                                                  -----------        -----------
                                                                                   33,360,815         19,898,174
  Accumulated comprehensive earnings .........................................       (119,730)                --
  Total shareholders' equity .................................................     33,241,085         19,898,174
                                                                                  -----------        -----------
  Total liabilities and shareholders' equity .................................    $50,835,058        $37,376,041
                                                                                  ===========        ===========

See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                                       Three months ended             Nine months ended
                                                                          September 30,                 September 30,
                                                                   --------------------------     --------------------------
                                                                      1999            1998           1999           1998
                                                                   -----------    -----------     -----------    -----------
                                                                           (Unaudited)                    (Unaudited)
Revenues:
  Net title service revenue -- related party ....................  $12,136,141    $13,152,130     $40,855,466    $37,273,468
  Escrow fees ...................................................    6,128,634      6,462,876      19,977,614     17,179,061
  Other service charges .........................................    2,890,695      4,056,035       9,771,597     10,981,228
  Investment income, including realized gains and losses ........      312,675         76,645         642,081        289,463
                                                                   -----------    -----------     -----------    -----------
        Total revenues ..........................................   21,468,145     23,747,686      71,246,758     65,723,220
                                                                   -----------    -----------     -----------    -----------

Expenses:
  Personnel costs ...............................................   13,436,153     12,758,440      41,828,103     35,280,827
  Other operating expenses includes $953,794 and $882,895
    with affiliate for the three-month period ended
    September 30, 1999 and 1998, and $3,013,219
    and $2,565,125 with affiliate for the nine-month period
    ended September 30, 1999 and 1998, respectively .............    5,248,537      4,879,675      14,068,922     12,654,305
  Title plant rent and maintenance ..............................    1,523,131      2,121,403       4,704,988      5,137,292
                                                                   -----------    -----------     -----------    -----------
        Total expenses ..........................................   20,207,821     19,759,518      60,602,013     53,072,424
                                                                   -----------    -----------     -----------    -----------

Earnings before income taxes and minority interest
  in net earnings of consolidated subsidiary ....................    1,260,324      3,988,168      10,644,745     12,650,796
Provision for income taxes ......................................      516,999      1,748,394       4,458,621      5,280,433
                                                                   -----------    -----------     -----------    -----------
Earnings before minority interest in net earnings of
  consolidated subsidiary .......................................      743,325      2,239,774       6,186,124      7,370,363
Minority interest in net earnings of consolidated subsidiary ....           --       (849,786)             --     (2,894,332)
                                                                   -----------    -----------     -----------    -----------
Net earnings ....................................................  $   743,325    $ 1,389,988     $ 6,186,124    $ 4,476,031
                                                                   ===========    ===========     ===========    ===========

Basic net earnings ..............................................  $   743,325    $ 1,389,988     $ 6,186,124    $ 4,476,031
                                                                   ===========    ===========     ===========    ===========
Basic earnings per share ........................................  $      0.10    $      0.49     $      0.91    $      1.55
                                                                   ===========    ===========     ===========    ===========
Weighted average shares outstanding, basic basis ................    7,150,000      2,834,750       6,773,022      2,889,995
                                                                   ===========    ===========     ===========    ===========

Diluted net earnings ............................................  $   743,325    $ 1,389,988     $ 6,186,124    $ 4,476,031
                                                                   ===========    ===========     ===========    ===========
Diluted earnings per share ......................................  $      0.10    $      0.45     $      0.91    $      1.41
                                                                   ===========    ===========     ===========    ===========
Weighted average shares outstanding, diluted basis ..............    7,150,000      3,123,209       6,816,697      3,178,454
                                                                   ===========    ===========     ===========    ===========

Cash dividends per share ........................................  $      0.10    $        --     $      0.30    $        --
                                                                   ===========    ===========     ===========    ===========

See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS


                                                    Three months ended         Nine months ended
                                                       September 30,             September 30,
                                                  -----------------------   ------------------------
                                                    1999          1998         1999         1998
                                                  ---------    ----------   ----------    ----------
                                                        (Unaudited)                (Unaudited)
Net earnings ..................................   $ 743,325    $1,389,988   $6,186,124    $4,476,031
                                                  ---------    ----------   ----------    ----------

Other comprehensive loss:
  Unrealized losses on investments, net (1) ...    (132,556)           --     (119,730)           --
                                                  ---------    ----------   ----------    ----------

  Comprehensive earnings ......................   $ 610,769    $1,389,988   $6,066,394    $4,476,031
                                                  =========    ==========   ==========    ==========

(1) Net of income tax benefit of ($60,393) and $0, and ($54,549) and $0 for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively.




See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Nine months ended
                                                                                                 September 30,
                                                                                         ------------------------------
                                                                                             1999              1998
                                                                                         ------------      ------------
                                                                                                   (Unaudited)
Cash flows from operating activities:
     Net earnings ...................................................................    $  6,186,124      $ 4,476,031
     Adjustments to reconcile net earnings to cash provided by operating activities:
         Depreciation and amortization ..............................................       1,738,258        1,012,362
         Net increase in reserve for claim loss .....................................         195,182               --
         Unrealized losses in investments ...........................................        (119,730)              --
         Minority interest in net earnings of consolidated subsidiary ...............              --        2,894,332
         Gain on sale of property and equipment .....................................          (4,674)              --
         Changes in:
         Accounts receivable, net ...................................................       1,940,615       (2,096,897)
             Net increase in interest receivables ...................................        (233,802)              --
             Prepaid expenses and other assets ......................................          59,437         (277,444)
             Income taxes payable and deferred income taxes .........................      (3,114,750)       1,255,218
             Accounts payable and other accrued expenses ............................      (2,581,354)       4,563,179
             Due to affiliate .......................................................        (221,334)      (1,411,170)
             Deposits with Insurance Commissioner ...................................              --           (7,500)
             Customer advances ......................................................        (594,159)              --
                                                                                         ------------      -----------
                Total cash provided by operating activities: ........................       3,249,813       10,408,111
                                                                                         ------------      -----------

Cash flows from investing activities:
     Advance to related party .......................................................              --       (1,531,169)
     Assets acquired, net of cash ...................................................       1,234,970         (160,000)
     Purchase of title plant ........................................................        (125,200)              --
     Collections of notes receivable ................................................         155,643               --
     Purchase of property and equipment .............................................      (5,554,271)      (1,763,473)
     Proceeds from sale of real estate ..............................................         330,000               --
     Additions to notes receivable ..................................................        (280,259)              --
     Purchase of investments ........................................................     (11,223,053)      (1,879,135)
                                                                                         ------------      -----------

                Total cash used in investing activities: ............................     (15,462,170)      (5,333,777)
                                                                                         ------------      -----------

Cash flows from financing activities:
     Borrowings .....................................................................       2,080,000       (4,800,000)
     Repayment of long term debt ....................................................        (464,660)              --
     Proceeds from stock options exercised ..........................................         219,717               --
     Proceeds from issuance of common stock .........................................       9,201,796               --
     Payments under capital lease obligations .......................................        (770,228)        (521,210)
     Dividends paid .................................................................      (1,430,000)              --
                                                                                         ------------      -----------

                Total cash used in investing activities: ............................       8,836,625       (5,321,210)
                                                                                         ------------      -----------

     Increase in cash and cash equivalents ..........................................      (3,375,732)        (246,876)
     Cash and cash equivalents at the beginning of year .............................      10,344,987        7,223,635
                                                                                         ------------      -----------
     Cash and cash equivalents at end of year .......................................    $  6,969,255      $ 6,976,759
                                                                                         ============      ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year:
         Interest ...................................................................         131,937          562,044
         Income taxes ...............................................................       6,582,500        4,045,853
     Non-cash financing activities:
         Dividends declared and unpaid ..............................................         715,000               --


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

Certain reclassifications have been made in the 1998 Condensed Consolidated Financial Statements to conform to classifications used in 1999.

Note B - Dividends

On September 29, 1999, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share, payable on October 26, 1999, to stockholders of record on October 12, 1999.

Note C - Investments

Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. The Company invests primarily in high-grade bonds and certain equity securities. All securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

Note D - Reserves for Claim Losses

The Company's reserve for claim losses includes known claims as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved for on the basis of a review by the Company as to the estimated amount of the claim and the cost required to settle the claim. Reserves for claims which are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience, and other factors, including industry averages, claim loss history, current legal environment, geographic consideration and type of policy written. The occurrence of a significant major claim in any given period could have a material adverse effect on the Company's financial condition and results of operations for such period. Escrow losses are expensed when they become known and are included in other operating expenses.

Note E - Acquisition

On May 28, 1999, the Department of Insurance, State of New York, approved the acquisition of National Title Insurance of New York ("National"), a New York underwriter, by American Title Company a subsidiary of American National Financial Inc. from Fidelity National Financial, Inc. National Title Insurance Company of New York is licensed to issue title insurance policies in 35 states and the U.S. Virgin Islands. The $3.25 million dollar purchase price was paid in cash and the transaction was completed in June 1999.

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

Note F - Employee Stock Purchase Loan Plan

On September 29, 1999, the Company's Board of Directors approved the adoption of the American National Financial, Inc. Employee Stock Purchase Loan Plan ("Employee Plan") and the Non-Employee Director Stock Purchase Loan Program ("Director Program"). The purpose of the Loan Plan and Loan Program is to provide key employees and directors with further incentive to maximize shareholder value. The Company authorized an aggregate of $2,000,000 in loans. Loan Plan and Loan Program funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and will have a five-year term. Interest will accrue on the loans at a rate of 5% per annum due at maturity. Loans may be prepaid any time without penalty.

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

Results of Operations

Total revenue for the third quarter of 1999 decreased $2.3 million, or 9.6%, to $21.5 million from $23.7 million for the third quarter of 1998. Total revenue for the nine-month period ending September 30, 1999 increased $5.5 million, or 8.4%, to $71.2 million from $65.7 million for the comparable 1998 period. The decrease in total revenue for the three-month period ended September 30, 1999 is primarily the result of rising interest rates and the decrease in order count during the third quarter due to decline in refinance activity and a shift in the mix of business from a refinance driven market to a more traditional purchase and resale market. The increase for the nine-month period ended September 30, 1999 compared to corresponding 1998 period is the result of internal expansion and the favorable market conditions in the first six-months of 1999. The third quarter revenues weakened resulting in year over year increase. Additionally, the trends in revenues generated by operations of the Company's ancillary service subsidiaries were consistent with this decline as the demand for these services are constant with the trend in real estate activity.

Net title service revenue decreased $1.0 million, or 7.7%, to $12.1 million from $13.2 million for the three-month period ending September 30, 1999, which is consistent with the current real estate market environment and the decline in third quarter orders. Net title service revenue increased $3.6 million, or 9.6% to $40.9 million from $37.3 million for the nine-month period ending September 30, 1999 and 1998. The average fee per file increased to $978 in the three-month period ended September 30, 1999 from $859 for the corresponding 1998 period. The increase in fee per file is indicative of a change in the percentage mix of title orders from refinance to resale.

Escrow fees have followed the same trend as net title service revenue. Escrow fees decreased to $334,000, or 5.2%, from $6.5 million to $6.1 million for the three-month period ending September 30, 1999. For the nine-month period ending September 30, 1999 escrow fees increased $2.8 million, or 16.3%, to $20.0 million from $17.2 million. The increase in the nine-month period ending September 30, 1999 compared to the corresponding 1998 period is the result of favorable market conditions and the Company's expansions of escrow offices in the first six-months of 1999.

Other fees and income also followed the same trend as net title service revenue, as would be expected. Other fees and income decreased 28.7% to $2.9 million in the third quarter of 1999 from $4.1 million in the third quarter of 1998. This decrease is consistent with the decline in orders and current seasonal decline in ancillary business. For the nine months ended September 30, 1999 other fees and income decreased 11.0% to $9.7 from $10.9 million for the comparable 1998 period. This decline is consistent with the current market activity.

Interest and investment income increased 306.5% to $313,000 in the third quarter ending September 30, 1999, from $77,000 in the third quarter of 1998. Investment income for the nine-months ended September 30, 1999 totaled $642,000 compared to $289,000 in the comparable 1998 period, an increase of 122.0%. The increase in interest and investment income is the result of the increase in the Company's investment portfolio resulting from the acquisition of National and an increase in other invested assets.

The Company's operating expenses consist primarily of personnel costs, other operating expenses and title plant maintenance. Net title service revenue, escrow fees and the majority of other fees and revenue are recognized as income at the time the underlying transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel costs include both base salaries and commissions paid to employees, and are the most significant operating expenses incurred by the Company. These costs generally fluctuate with the level of orders opened and closed and with the mix of revenues. Personnel costs, as a percentage of total revenue, increased to 62.6% for the three-month period ended September 30, 1999 compared to 53.7% for the corresponding 1998 period. For the nine-month period ending September 30, 1999 and 1998, personnel expenses as a percentage of total revenue were 58.7% and 53.7% respectively. The increase in the nine-month period ended September 30, 1999 was the result of favorable market conditions during the first six-months that did not continue into the third quarter. Management believes that recent staff reductions have brought employee headcounts in line with current order openings. The Company continues to monitor the market conditions and remains aggressive to adjust personnel costs to levels consistent with revenues. Personnel costs totaled $13.4 and $12.8 for the quarters ended September 30, 1999 and 1998, respectively, and $41.8 million and $35.3 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

Other operating expenses consist primarily of facilities expenses, escrow losses, provision for claim losses, courier services, computer services, professional services, general insurance, interest expense, trade and notes receivable allowances and depreciation. Other operating expenses increased as a percentage of total revenue to 24.4% in the third quarter of 1999 from 20.5% in the third quarter of 1998. Other operating expenses as a percentage of total revenue increased to 19.7% for the nine-month periods ended September 30, 1999 compared to 19.3% for the 1998 period. The fluctuation in the year over year increases can be attributed to expenses related to start-up costs associated with the National Title Insurance Company of New York, Inc. acquisition and expansion costs during the first six months of 1999. The Company implemented and remains committed to aggressive cost control programs which will maintain operating expense levels consistent with the levels of revenue reduction. Other operating expenses totaled $5.2 million in the third quarter of 1999 compared to $4.9 million in the third quarter of 1998. For the nine-month periods ended September 30, 1999 and 1998, other operating expenses totaled $14.1 million and $12.7 million, respectively.

Title plant maintenance expenses decreased as a percentage of total revenue to 7.1% for the three-month period ended September 30, 1999, compared to 8.9% for the comparable 1998 period. The reduction as a percentage of total revenue is the result of the current year contract negotiations which reduced plant access costs and is consistent with the levels of revenue production. For the nine-month periods ended September 30, 1999 and 1998, title plant maintenance as a percentage of total revenue were 6.6% and 7.8%, respectively. Title plant maintenance totaled $1.5 million and $2.1 million for the quarters ended September 30, 1998 and 1998 respectively, and $4.7 million and $5.1 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

Income tax expense for the three-month and nine-month period ended September 30, 1999 and 1998, as a percentage of earnings before income taxes was 41.0% and 43.8%, respectively. Income tax expense for the nine-month periods ended September 30, 1999 and 1998 was 41.9% and 41.7%, respectively. The fluctuations in income tax expense as a percentage of earnings before income taxes are attributable to the Company's estimate of ultimate tax liability and the characteristics of net income, i.e. operating income versus investment income, taxable versus non-taxable.

Liquidity and Capital Resources

The Company's current cash requirements include debt service, debt relating to capital leases, personnel, operating expenses, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds and existing cash resources.

As a holding company, the Company receives cash from its subsidiaries in the form of reimbursement for operating and other administrative expenses. Positive cash flow from the insurance subsidiary is invested primarily in long-term investments. The insurance subsidiary is restricted by state regulations in their ability to pay dividends and make distributions. The Company's ancillary service subsidiaries collect revenue and pay operating expenses, however, they are not regulated by insurance regulatory or banking authorities.

Year 2000

Information technology is an integral part of the Company's business. The Company also recognizes the critical nature of and the technological challenges associated with the Year 2000 issue. The Year 2000 issue ("Y2K") results from computer programs and computer hardware that utilize only two digits to identify a year in the date field, rather than four digits. If such programs or hardware are not modified or upgraded information systems could fail, lock up, or in general fail to perform according to normal expectations. The Company has implemented a program and committed both personnel and other resources to determine the extent of potential Y2K issues. Included within the scope of this program are systems used in title plants, title policy processing, escrow production, claims processing, real estate related services, financial management, human resources, payroll and infrastructure. In addition to a review of internal systems, the Company has initiated formal communications with third parties with which it does business in order to determine whether or not they are Y2K compliant and the extent to which the Company may be vulnerable to third parties' failure to become Y2K compliant. The Company continues the process of identifying Y2K compliant issues in its systems, equipment and processes. The Company is making changes to such systems, updating or replacing such equipment, and modifying such processes to make them Y2K compliant.

The Company has developed a four-phase program to become Y2K compliant. Phase I is, "Plan Preparation and Identification of the Problem." This is a continuing phase that will extend beyond the year 2000 itself. Phase II is, "Plan Execution and Remediation." Phase III is, "Testing." Phase IV is, "Maintaining Y2K Compliance." The Company will be substantially Y2K compliant by the end of November 1999. The status of the Y2K compliance program is monitored by senior management of the Company and by the Audit Committee of the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. Due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties', including various local governments upon which the Company relies upon to provide title-related data, ability to become Y2K compliant, estimates may be subject to change.

Management of the Company believes that its electronic data processing and information systems will be Y2K compliant; however, there can be no assurance all of the Company's systems will be Y2K compliant, or the costs to be Y2K compliant will not exceed management's current expectations, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's business. The Company believes that functions currently performed with the assistance of electronic data processing equipment could be performed manually or outsourced if certain systems were determined not to be Y2K compliant on or after January 1, 2000.

The Company has substantially completed a contingency plan in the event that any systems are not Y2K compliant.

This entire section, "Year 2000 Issues", is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

Item 3.  Quantitative and Qualitative Market Risk Disclosures

The Company does not believe that there have been any material changes in market risks since year-end other than the recent increases in interest rates.

Part II: OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.

                  (a)  Exhibits:

         Exhibit 11 Computation of Basic and Diluted Earnings Per Share

         Exhibit 27 Financial Data Schedule

                  (b)  Reports on Form 8-K:

         None.