Form 10-K405
period 1999-12-31
AMERICAN NATIONAL FINANCIAL INC
filed 2000-03-30
CIK 1068843

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   FORM 10-K

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                    For the Fiscal Year Ended December 31, 1999
                                         OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 0-24961
                       AMERICAN NATIONAL FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                             33-0731548
     (State or other jurisdiction                       (I.R.S. Employer Identification No.)
  of incorporation or organization)
  17911 VON KARMAN AVENUE, SUITE 240
          IRVINE, CALIFORNIA                92614                  (949) 622-4700
   (Address of principal executive          (Zip          (Registrant's telephone number,
                offices)                    Code)               including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
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

                        Yes [X]                  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     As of March 29, 2000, 7,281,090 shares of common stock (no par value) were outstanding, and the aggregate market value of the shares of the common stock held by non-affiliates of the registrant was $16,339,766. The aggregate market value was computed with reference to the closing price on the NASDAQ National Market on such date.

     LOCATION OF EXHIBIT INDEX:  The index to exhibits is contained in Part IV
herein on page number 59          .

     The information in Part III hereof is incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 1999, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15
PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................   16
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   18
Item 7A.  Quantitative and Qualitative Market Risk Disclosures........   24
Item 8.   Financial Statements and Supplementary Data.................   26
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   58
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   58
Item 11.  Executive Compensation......................................   58
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   58
Item 13.  Certain Relationships and Related Transactions..............   58
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   59

                                     PART I

ITEM 1.  BUSINESS

     American National Financial, Inc., through its subsidiaries (collectively, the "Company" or "ANFI") provides title insurance services as well as other real estate related financial and informational services including escrow, real estate information, trustee sale guarantees and appraisals. In addition, the Company obtains specialized services for its customers, which include, but are not limited to, tax reporting services, exchange intermediary services and courier services. The company's business is focused on the residential real estate market. The Company generates the majority of its revenue from issuing title insurance policies as an independent agent on behalf of an affiliated title underwriter.

     The Company was incorporated in November 1996 by its current management, and in July 1997 acquired 60% of the outstanding stock of American Title Company ("ATC") from Fidelity National Financial, Inc. ("FNFI") for $6.0 million in cash. The purchase price was funded with debt incurred by the Company, all of which has been repaid from operations or as a result of the reorganization described below. (See "Reorganization" below and Note 13 of Notes to Consolidated Financial Statements.) In August 1997, ATC purchased all of the outstanding common stock of Santa Barbara Title Company. In April 1999, Santa Barbara Title Company was merged with ATC. The Company also formed its other subsidiaries, American Document Services, Inc., West Point Appraisal Services, Inc., West Point Support Services, Inc. and West Point Properties, Inc., in 1997.

     ATC, the Company's primary subsidiary, commenced business in 1989, and was acquired by FNFI in January 1996, at which time ATC's operations had been conducted solely in Kern County, California. Following the acquisition by FNFI, ATC pursued an expansion strategy that included acquiring and opening offices in selected other counties located throughout California. In January 1997, FNFI contributed to ATC all of the outstanding stock of American Title Insurance of Arizona, Inc. (formerly known as Nations Title Insurance of Arizona, Inc.), which is an underwritten title company in Phoenix, Arizona and Landmark REO Management Services, Inc., a property management company.

     In June 1999, the Company acquired National Title Insurance of New York Inc. ("National"), a New York domiciled underwriter, from a subsidiary of FNFI for $3.25 million. This acquisition will enable the Company to generate underwriting fees and to expand geographically into counties and states in which the Company does not presently operate. National is licensed to issue title insurance in 34 states, the District of Columbia and the U.S. Virgin Islands.

     National did not underwrite any significant number of title insurance policies through direct operations or agency relationships during 1999. The primary purpose of the acquisition is to own an underwriter, which will enable the Company to generate underwriting fees and permit the Company to expand geographically into counties and states in which National is presently licensed. The Company believes this expansion can be accomplished more quickly and cost-effectively through the acquisition than through other means. The Company also believes that the acquisition will expand the business opportunities for its current and potential employees and affiliates, which will aid in the Company's recruitment efforts, and will permit the Company to generate additional revenue by writing title insurance policies in those geographic areas which are not covered by ATC's exclusive agency arrangements with FNTIC. See "Relationship with Fidelity National Financial, Inc."

     In January 2000, the Company purchased 100% of the stock of Bancserv, Inc., a California corporation located in Santa Ana, California. Bancserv, Inc., a document company, provides outsource services to the real estate and banking industry through a national network of qualified notaries public. The purchase price was $1.3 million, payable $400,000 in cash and a $900,000 promissory note that bears interest at a rate of 7.50% and is due through January 2005. The note requires monthly principal and interest payments of $18,000 beginning February 1, 2000.

     In February 2000, the Company purchased 100% of the stock of Pioneer Land Title Corporation ("Pioneer"), a New York corporation. Pioneer provides title and escrow services in the state of New York.

The purchase price was $1.8 million, payable $360,000 in cash and a $1.44 million promissory note that bears interest at 6.56% per annum from the purchase date through the fourth anniversary date.

     In February 2000, the Company purchased 100% of the membership interests of Emerald Mortgagee Assistance Company, LLC., ("EMAC"), a full service provider of release and assignment document preparation, document retrieval and special title assistance headquartered in Colorado with operations nationwide. The purchase price of $1.9 million was paid in cash of $1.7 million, subject to certain purchase price adjustments based on the combined equity of EMAC and American Research Services, its affiliate, and 58,495 shares of the common stock of the Company.

REORGANIZATION

     In November 1998, the Company acquired the remaining 40% of the outstanding common stock of ATC from FNFI in exchange for 2,099,996 shares of Company common stock representing approximately 43% of the outstanding shares immediately prior to the Company's initial public offering. Concurrent with the Reorganization, $3.5 million of the Company's acquisition debt was repaid. The remaining unpaid balance of the acquisition debt in the amount of $1.2 million was assumed by the shareholders of the Company, other than FNFI. (These transactions are collectively referred to as the "Reorganization"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of Notes to Consolidated Financial Statements.

INDUSTRY OVERVIEW

     The title insurance industry consists of insurers ("underwriters") who issue policies through direct operations or through agents. The Company's principal subsidiary, ATC, is an agent, known in California as an "underwritten title company." ATC has entered into an Issuing Agency Agreement to issue policies on behalf of Fidelity National Title Insurance Company ("FNTIC"), a subsidiary of FNFI, an insurer which is licensed in California and Arizona, among other states. The Company acquired National, a New York domiciled underwriter licensed in 34 states, the District of Columbia and the U.S. Virgin Islands that underwrites title insurance policies in geographic areas not covered by the ATC's exclusive relationship with FNTIC. See "Relationship with Fidelity National Financial, Inc."

     The Company provides title insurance services as well as other real estate related financial and informational services including escrow, real estate information, trustee sale guarantees, and appraisals. In addition, the Company obtains specialized services for its customers, which include, but are not limited to, tax reporting services, exchange intermediary services and courier services. The Company's business is focused on the residential real estate market and in 1999 generated the majority of its revenues from issuing title insurance policies as an independent agent on behalf of FNTIC. For the years ended December 31, 1999, 1998 and 1997 (Combined), net title service revenue represented approximately 57.5%, 57.0%, and 60.3% of the Company's revenues, respectively.

     The Company's primary operations are conducted through 14 branches, consisting of 62 offices, located in major counties throughout California and in Maricopa County, Arizona (Phoenix and surrounding areas). Each of the Company's branches processes real estate transactions within the geographical area of the branch or region. Each branch is operated as a separate profit center.

     During the fourth quarter, 1999, the Company established offices in Tennessee and Florida to further expand its current customer base by developing agency relationships.

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

     Title insurance policies are issued on the basis of a preliminary title report or commitment. These reports are prepared after a search of public records, maps and other relevant documents to ascertain title ownership and the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. A visual inspection or survey of the property may also be made prior to the issuance of certain title insurance policies. Copies of public records, maps and other relevant historical documents are compiled and indexed in a "title plant" in order to facilitate the preparation of preliminary reports without the necessity of manually searching public records. Each title plant relates to a particular county and is kept current on a periodic basis by the continual addition of copies of recorded documents which affect real property in the particular county. Title companies often subscribe to independent title information services to assist in the updating of their title plants and the maintenance of title records.

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

     Underwriting practices in California and Arizona are generally dictated by the California and Arizona Land Title Associations, although the underwriter's personnel interpret the application of these rules to specific circumstances. An underwriter, such as FNTIC, also maintains and distributes current information on title practices and procedures to its issuing agents. The acquisition of National, which closed in June 1999, positively impacted the Company's balance sheet and significantly expanded the states in which the Company is licensed to do business.

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

ECONOMIC FACTORS AFFECTING THE INDUSTRY

     Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the early 1990's, decreases in mortgage interest rates since late 1995 and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. The overall economic environment, stable mortgage interest rates and strength in the real estate market, especially in California, contributed to very positive conditions for the industry throughout 1997, 1998 and the first quarter 1999. However, mortgage rates began to climb during the last half of 1999, virtually eliminating the volume of refinance activity experienced in the prior year and early 1999. It is impossible to predict the future direction interest rates and the real estate market may move or fluctuate.

COMPETITIVE FACTORS

     A key competitive factor in the title insurance business is the ability to develop and maintain a qualified and experienced group of professionals through which services are delivered to customers. Title insurance business is typically generated through relationships with persons in the real estate industry such as independent escrow companies, real estate brokers and agents, developers, mortgage brokers, mortgage bankers, financial institutions and attorneys. Thus, the relationships and contacts maintained by sales personnel are critical to generating such business. In addition, the quality of a title company's service, its responsiveness and its ability to adapt to customer's needs are important in attracting and maintaining customers. Other competitive factors include the financial strength and reputation of the insurer.

     The Company believes that the price of title insurance is typically not an important competitive factor. In both California and Arizona, where the Company's primary operations are currently conducted, the minimum price of title insurance is filed by the title underwriter and is regulated by the Department of Insurance in California and by the State Banking Commission in Arizona. In the event the Company expands its operations into states where regulatory authorities do not control prices, the price of title insurance may also become an important competitive factor.

TITLE INSURANCE OPERATIONS

     The Company's primary subsidiary, ATC, is an underwritten title company licensed by the Department of Insurance of the State of California. ATC is not a title underwriter, but rather its current business is limited to issuing policies as an agent on behalf of FNTIC, a subsidiary of FNFI. ATC acts exclusively as an agent for FNTIC with respect to the procurement of title insurance policies in 13 selected counties in California and one county in Arizona, subject to certain exceptions. This exclusive arrangement with FNTIC does not apply to other counties into which the Company may expand in the future due to the National acquisition. ATC's net title service revenue consists of 88% of the gross title insurance premiums collected on policies issued pursuant to its agreement with FNTIC. The remaining 12% is comprised of an 11% underwriting fee and a 1% administrative service fee, both paid to FNTIC. As an agent, ATC is not subject to the loss and reserve requirements applicable to insurers, and pursuant to its agreement with FNTIC, ATC's liability is limited to the first $5,000 of loss under any policy issued by it on behalf of FNTIC, except in the case of negligence, or willful or reckless conduct. To date, the amounts paid by the Company to FNTIC in reimbursement of FNTIC's claims losses under this arrangement have not been material. See "Relationship with Fidelity National Financial, Inc."

     In May 1999, the Department of Insurance, of the State of New York, approved the acquisition of National Title Insurance of New York, Inc., a New York underwriter, by American Title Company, a subsidiary of American National Financial, Inc. Although it has not recently written any significant amount of business, National is licensed to issue title insurance in 34 states, the District of Columbia and the U.S. Virgin Islands. The acquisition is expected to provide the Company with an opportunity to underwrite title insurance policies and expand its operations through both direct operations and agency relationships.

     The Company, maintains 16 branches consisting of 62 offices located in California, Arizona, Tennessee and Florida. During the fourth quarter 1999, the Company opened the offices in Tennessee and Florida to further expand its current customer base and provide the opportunity to develop agency relationships. Each of the Company's branches process real estate transactions within the geographical area of the branch or region. Each branch is operated as a separate profit center. In the years ended December 31, 1999, 1998 and 1997, the following branch operations of the Company accounted for the indicated percentages of total gross title insurance premium revenues:

                                                             YEAR ENDED DECEMBER 31
                                         --------------------------------------------------------------
                                                1999                  1998                1997(1)
                                         ------------------    ------------------    ------------------
                                         PREMIUMS   PERCENT    PREMIUMS   PERCENT    PREMIUMS   PERCENT
                                         --------   -------    --------   -------    --------   -------
Alameda, CA............................  $ 3,693       6.3%    $ 4,642       7.8%    $ 2,340       6.3%
Contra Costa, CA.......................    2,775       4.8       3,257       5.5       1,422       3.8
Fresno, CA.............................       --        --          --        --          --        --
Inland Empire, CA
  (Riverside and San Bernardino).......    2,646       4.5       2,842       4.8       3,239       8.7
Kern, CA...............................    3,096       5.3       3,003       5.1       2,569       6.9
Los Angeles, CA........................   10,013      17.2       8,491      14.3       6,623      17.6
Orange, CA.............................   15,909      27.2      15,766      26.6       9,310      24.8
Phoenix, AZ............................    4,045       6.8       3,912       6.6       2,680       7.2
Sacramento, CA.........................    1,257       2.2         682       1.2         349       0.9
San Diego, CA..........................    3,831       6.6       4,615       7.8       2,279       6.1
San Mateo, CA..........................    1,263       2.2         937       1.6         901       2.4
Santa Barbara, CA......................      684       1.2         518       0.9          --        --
Santa Clara, CA........................    4,028       6.9       5,551       9.4       2,864       7.7
Ventura, CA............................    5,130       8.8       4,990       8.4       2,838       7.6
                                         -------     -----     -------     -----     -------     -----
                                         $58,370     100.0%    $59,206     100.0%    $37,414     100.0%
                                         =======     =====     =======     =====     =======     =====

---------------

(1) Gross premium amounts include premiums generated by the predecessor company for the period January 1 through June 30, 1997 combined with premiums generated by the Company for the period July 1 through December 31, 1997.

TITLE PLANTS

     To facilitate the preparation of title reports without the necessity of manually searching official public records, copies of public records, maps and other relevant historical documents are sometimes compiled and indexed in a "title plant." Each title plant relates to a particular county and is kept current on a frequent basis by the addition of copies of recorded documents which affect real property. Title companies often subscribe to independent title information services to assist in the updating of their title plants and the maintenance of title records.

     The Company leases title plants from FNTIC in Kern, San Mateo and Santa Clara counties for an aggregate payment of $10,000 per month. At the expiration of the lease, the Company will have an option to acquire these title plants for nominal consideration. See "Relationship with Fidelity National Financial, Inc." The Company has also entered into a capital lease with Title Records, Inc. for the use of a title plant in Los Angeles County, and has the right to acquire a copy of the public records, maps and other relevant historical documents at that plant. The Company accesses title plants in the other counties in which it operates through joint plant user agreements with Experian Group and Security Union Title Insurance Company, a subsidiary of FNFI. See "Relationship with Fidelity National Financial, Inc."

     Maintenance activities related to title plants constitute a significant item of expense, since each document must be reviewed and indexed. These costs plus the costs of subscribing to various title information services and other plant expenses range from approximately $2,000 to $25,000 per month, per county.

ESCROW SERVICES

     The escrow services provided by the Company include all of those typically required in connection with residential and commercial real estate purchase and finance activities. Fees from escrow services represented approximately 28.2%, 26.5% and 23.8% of the Company's revenues in 1999, 1998 and 1997 (Combined), respectively. The growth in 1999 and 1998 compared to 1997 is primarily attributable to the opening of 10 new escrow offices by the Company in California during 1999 and 1998.

     Escrow operations are regulated by state insurance authorities; the Company has the flexibility to establish different fee schedules in different counties. The Company believes that the acquisition of National will enable the Company to expand its escrow operations into counties in which it does not presently hold the necessary licenses. The Company intends to evaluate these expansion opportunities on a county by county basis.

OTHER REAL ESTATE RELATED SERVICES

     In addition to issuing title insurance policies and providing escrow services, the Company provides other real estate related services, including those described below. Such services accounted for approximately 13.2% in 1999, 16.1% in 1998 and 17.6% in 1997 (Combined), respectively.

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

     Inspection Services. The Company's subsidiary, West Point Properties, Inc, is an inspection company providing inspection services to its customers. These services are provided through independently contracted inspectors.

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

     Trustee Sale Guarantee. The Company's trustee sale guarantee ("TSG") division provides a central location for all trustee sale guarantee requests throughout California. The Company's services include providing ten-day letter information, customized accounting and reporting documents, fast track messenger services and electronic file transfers. TSG services provide assurances to trustees concerning certain information in connection with nonjudicial foreclosures of property secured by a deed of trust. Because the number of foreclosures tends to increase as the real estate market and the economy decline, the Company's TSG division tends to be countercyclical to its title insurance business.

     Property Management Services. ATC's subsidiary, Landmark REO Management Services, Inc., provides property management and disposition services for foreclosure properties throughout the United States. These services include the initial property inspection, eviction coordination, property maintenance, the retention of a local broker, and the supervision of escrow for the sale of the property. The Company's property management services are provided in connection with foreclosures and therefore tend to be countercyclical to its title insurance business.

     Document Signing Services. ANFI's subsidiary, Bancserv, Inc. provides outsource services to the real estate and banking industry through a national network of qualified notaries public.

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

UNDERWRITING, LOSSES AND RESERVES

     The Company believes that the level of risk undertaken pursuant to National's underwriting standards is consistent with that of the industry. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured's title against an adverse claim. The reserve for claim losses includes known claims as well as losses National expects to incur, net of recoupments. Each known claim is reserved for on the basis of a review as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, legal environment, geographic considerations and types of policies written. The occurrence of a significant major claim (those greater than $500,000) in any given period could have a material adverse effect on National's financial condition and results of operations for such period.

     If a loss is related to a policy issued by an independent agent, National may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, National may proceed against third parties who are responsible for any loss sustained under the title insurance policy under rights of subrogation.

     National believes that its quality controls and underwriting standards will help minimize its net title claims paid. The Company will further reduce its losses by following aggressive recoupment procedures under rights of subrogation or warranties and by carefully reviewing all claims.

     Courts and juries sometimes award damages against insurance companies, including title insurance companies, in excess of policy limits. Such awards are typically based on allegations of fraud, misrepresentation, deceptive trade practices or other wrongful acts commonly referred to as "bad faith." Although National has not experienced damage awards materially in excess of policy limits, the possibility of such bad faith damage awards may cause increased costs and difficulty in settling title claims.

     National generally pays losses in cash. In some instances claims are settled by purchasing the interest of the insured in the real property or the interest of the adverse claimant. Such interests are generally recorded as an asset on National's books at the lower of cost or fair value less selling costs and any related indebtedness is carried as a liability.

     National also accrues reserves related for losses arising from the escrow, closing and disbursement functions due to fraud or operational error based on historical experience.

REINSURANCE

     In the ordinary course of business, National reinsures certain risks with other title insurers for the purpose of limiting its maximum loss exposure and also assumes reinsurance for certain risks of other title insurers for the purpose of earning additional income. National cedes or assumes a portion of certain policy liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations.

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

     The title insurance industry, however, is heavily concentrated; for example, it is estimated that the six largest title insurance underwriters, either directly or through their agents, accounted for approximately 90% of the policy premium revenue in the United States in 1999. In the Company's principal markets, competitors currently include direct operations and agents of the title insurance subsidiaries of FNFI, Chicago Title Corporation (which was acquired by FNFI on March 20, 2000), First American Financial Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous independent agency operations at the local level. The Company may also face competition from entrants into the industry and the markets it plans to service.

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

REGULATION

     Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. As an agent, the Company is subject to regulation in California and Arizona. In California,ATC is regulated by the Department of Insurance, Arizona is regulated by the State Banking Department, State of Arizona. See Note 11 of Notes to the Consolidated Financial Statements. Such regulations include licensing requirements for the counties in which the Company operates, and regulations relating to minimum levels of net worth and working capital.

     Current regulations require that ATC maintain a minimum net worth of $400,000. The net worth of ATC was $20.4 million as of December 31, 1999 and $15.3 million as of December 31, 1998. See Note 9 of Notes to Consolidated Financial Statements.

     Insurance underwriters are usually subject to a holding company act in its state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which the National transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus requirements, defining suitable investments for reserves, capital and surplus and approving rate schedules. In 1998, the National Association of Insurance Commissioners approved codified accounting practices that changed the definition of what constitutes prescribed statutory accounting practices and will result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements commencing in 2001. The Company is currently evaluating the impact of the rules.

     Pursuant to statutory accounting requirements of the various states in which National is licensed, it must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. As of December 31, 1999, the statutory unearned premium reserve required and reported for National was $3.7 million.

     National is regulated by the Insurance Commissioner of the State of New York. Regulatory examinations usually occur at three year intervals and examination is currently in progress for National (1998). The Company has not received preliminary reports of examination for National, as the examination is currently ongoing. Additionally, the Auditor Division of the Controller of the State of California is currently conducting an examination of the funds due the State of California under various escheatment regulations for the years ended December 31, 1998 and prior. The Company has not yet received a preliminary report as the audit is ongoing. The Company does not believe that either the examinations performed by the insurance regulators or the Controller of the State of California will have a material impact on its financial position, its results of operations or its statutory capital and surplus.

     Statutorily calculated net worth determines the maximum insurable amount under any single title insurance policy. As of January 1, 2000, National's self-imposed single policy maximum insurable amount, which complies with statutory limitations, was $2.5 million.

     National is subject to regulations that restrict its ability to pay dividends or make other distributions of cash or property to its parent company without prior approval from the Department of Insurance of the State of New York. The maximum amount of dividends which can be paid by National to shareholders without prior approval of the Insurance Commissioner is subject to restrictions. No dividends, including all dividends paid in the preceding twelve months, which exceed 10% of the outstanding capital shares can be paid without prior approval unless after deducting dividends the Company has surplus to policyholders at least equal to the greater of 50% of its reinsurance reserves or 50% of the minimum capital required. Additionally, dividends are further limited to National's earned surplus. Based on this formula, National could not pay dividends or make distributions as of January 1, 2000.

     Pursuant to statutory requirements of the State of New York, National must maintain certain levels of minimum capital and surplus. The statutory capital and surplus of National was $2.5 million as of December 31, 1999. The statutory earnings of National were $426,000, for the year ended December 31, 1999. National has complied with the minimum statutory requirements as of December 31, 1999.

RATINGS

     National is regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. Financial data and other information are supplied to the rating agencies and subjected to quantitative and qualitative analyses from which the ratings are derived. National's rating, as assigned during 1999, is listed below:

                                                            DEMOTECH, INC.
                                                     (FINANCIAL STABILITY RATING)
                                                     ----------------------------
National Title Insurance of New York, Inc..........               A

INVESTMENT POLICIES AND INVESTMENT PORTFOLIO

     The Company's and National's investment policy is designed to maintain a high quality portfolio, maximize income, minimize interest rate risk and match the duration of the portfolio to the Company's liabilities. It is the practice of the Company to purchase investment grade fixed maturity securities. The Company's portfolio is subject to economic conditions and normal market risks and uncertainties.

     All of National's investment assets qualify as "admitted assets" and for purposes of capital and surplus and unearned premium reserves as prescribed by various state insurance regulations. These investments are restricted by the state insurance regulations of its domiciliary state and are limited primarily to cash and cash equivalents, federal and municipal governmental securities and other corporate investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     As of December 31, 1999, the carrying amount, of all of the Company's investments, which approximates the fair value was $14.0 million.

     The following table sets forth certain information regarding the investment ratings of the Company's fixed maturity securities at December 31, 1999:

                                                                    DECEMBER 31, 1999
                                                       --------------------------------------------
                                                       AMORTIZED       %         FAIR         %
RATINGS(1)                                               COST       OF TOTAL     VALUE     OF TOTAL
----------                                             ---------    --------    -------    --------
                                                                  (DOLLARS IN THOUSANDS)
AAA..................................................   $ 4,002       27.9%     $ 3,989      28.4%
AA...................................................     1,830       12.8        1,788      12.8
A....................................................     6,895       48.1        6,750      48.1
Other................................................     1,600       11.2        1,495      10.7
                                                        -------      -----      -------     -----
                                                        $14,327      100.0%     $14,022     100.0%
                                                        =======      =====      =======     =====

---------------

(1) Ratings as assigned by Standard & Poor's Corporation

     The following table sets forth certain information regarding the Company's fixed maturity securities at December 31, 1999. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $2,902,000 and a fair value of $2,848,000 were callable at December 31, 1999:

                                                                    DECEMBER 31, 1999
                                                       --------------------------------------------
                                                       AMORTIZED       %         FAIR         %
MATURITY                                                 COST       OF TOTAL     VALUE     OF TOTAL
--------                                               ---------    --------    -------    --------
                                                                  (DOLLARS IN THOUSANDS)
One year or less.....................................   $   100        0.7      $   100       0.7
After one year through five years....................    12,766       89.1       12,500      89.2
After five years through ten years...................     1,461       10.2        1,422      10.1
                                                        -------      -----      -------     -----
                                                        $14,327      100.0%     $14,022     100.0%
                                                        =======      =====      =======     =====

RELATIONSHIP WITH FIDELITY NATIONAL FINANCIAL, INC.

     The Company has a relationship with FNFI, resulting from FNFI's involvement in the organization and growth of the Company, FNFI's equity ownership position in the Company and existing business and contractual relationships between the two companies. The Company's principal subsidiary, ATC, was a wholly owned subsidiary of FNFI until July 1, 1997, when the Company acquired 60% of ATC's outstanding common stock for $6.0 million in cash. As a result of the reorganization and following the Company's initial public offering, FNFI currently owns approximately 29.0% of the outstanding common stock of the Company. See "Reorganization", and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" and Notes 12 and 13 of Notes to Consolidated Financial Statements.

     Operationally, the Company and FNTIC continue to have a close working relationship. FNTIC and ATC have entered into an Issuing Agency Agreement pursuant to which ATC has agreed that until June 30, 2007 it will act exclusively as an agent for FNTIC with respect to the procurement of title insurance policies in 14 counties in California and Arizona, subject to certain exceptions. This exclusive arrangement does not apply to other counties into which the Company may expand in the future. Under the Issuing Agency Agreement, in addition to furnishing title insurance products and services, FNTIC provides a wide variety of administrative services for ATC, including accounting, legal and human resources services. ATC pays FNTIC a management fee of 1% of gross premiums for these services. This administrative services arrangement is terminable by ATC upon 90 days notice to FNTIC.

YEAR 2000 ISSUES

     Information technology is an integral part of the Company's business. The Company also recognizes the critical nature of and the technological challenges associated with the Year 2000 issue. The Year 2000 ("Y2K") issue results from computer programs and computer hardware that utilize only two digits to identify a year in the date field, rather than four digits. If such programs or hardware are not modified or upgraded information systems could fail, lock up, or in general fail to perform according to normal expectations. The Company has implemented a program and committed both personnel and other resources to determine the extent of Y2K issues. The scope of the Y2K program included a review of the systems used in our title plants, title policy processing, escrow production, claims processing, real estate related services, financial management, human resources, payroll and infrastructure. In addition to a review of internal systems, the Company has formally communicated with third parties with which it does business in order to determine whether or not they are Y2K compliant and the extent to which the Company may be vulnerable to third parties' failure to become Y2K compliant. The Company continues the process of identifying Y2K compliance issues in its systems, equipment and processes. The Company will make any necessary changes to such systems, updating or replacing such systems and equipment, and modifying such processes to make them Y2K compliant.

     The Company developed a four phase program to become Y2K compliant. Phase I is "Plan Preparation and Identification of the Problem." This is a continuing phase. Phase II is "Plan Execution and Remediation." Phase III is "Testing." Phase IV is "Maintaining Y2K Compliance." The status of the Y2K compliance program is monitored by senior management of the Company and by the Audit Committee of the Company's Board of Directors. The costs of the Y2K related efforts incurred to date have not been material, and the estimate of remaining costs to be incurred is not considered to be material. These estimates may be subject to change due to the complexities of estimating the cost of modifying applications to become Y2K compliant and the difficulties in assessing third parties', including various local governments upon which the Company relies upon to provide title related data, ability to become Y2K compliant.

     The Company has not experienced any Y2K compliance related issues to date. Management of the Company believes that its electronic data processing and information systems are Y2K compliant; however, there can be no assurance all of the Company's systems are Y2K compliant, or the costs to be Y2K compliant will not exceed management's current expectations, or that the failure of such systems to be Y2K compliant will not have a material adverse effect on the Company's business. The Company believes that functions currently performed with the assistance of electronic data processing equipment could be performed manually or outsourced if certain systems are determined not to be Y2K compliant.

     The Company has substantially completed a contingency plan in the event that any systems are not Y2K compliant.

     This entire section "Year 2000 Issues" is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

EMPLOYEES

     As of March 15, 2000, the Company, including its subsidiaries, had 712 full time employees. The Company believes its success depends significantly on attracting and retaining talented and experienced personnel. The Company locates and recruits its personnel primarily through personal contacts in the industry. The Company's executive officers are actively involved in the recruitment process. The Company offers competitive packages of base and incentive compensation and benefits in order to attract and motivate its employees. The Company believes that its relations with employees are good.

RISK FACTORS

     The Company's securities are speculative in nature and an investment in such securities involves a high degree of risk. Prospective investors should consider, along with the other information contained in this Annual Report, the following considerations and risks in evaluating an investment in the Company.

     CYCLICAL NATURE OF REAL ESTATE MARKET

     The title insurance industry is dependent on the volume of real estate transactions that occur. Substantially all of the Company's title insurance, escrow and other real estate service business result from sales and refinancings of real estate, primarily residential properties, and from the construction and sale of new properties. Real estate activity is cyclical in nature and is highly sensitive to the cost and availability of long-term mortgage funds and general economic conditions. Real estate activity and, in turn, the Company's revenue base, can be adversely affected during periods of high interest rates and/or limited money supply. During 1998 and first half of 1999, low mortgage interest rates and a strong California real estate market contributed to increased residential transaction activity. However, mortgage rates began to climb during the last half of 1999, virtually eliminating the volume of refinance activity experienced in the prior year and early 1999. It is impossible to predict the future direction interest rates and the real estate market may move or fluctuate. No assurance can be given that historical levels of premiums and fees received by the Company will be available to the Company in the future.

     GEOGRAPHIC CONCENTRATION

     The Company derived substantially all of its revenues from real estate transactions occurring in California. Due to the relatively high cost of real estate in California, the real estate market may be more sensitive to fluctuations in interest rates and general economic conditions than other regions of the United States. Adverse economic conditions affecting the California real estate market could have a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS ASSOCIATED WITH THE RELATIONSHIP WITH FIDELITY NATIONAL FINANCIAL,
INC.

     The Company maintains a close relationship with FNFI and its subsidiaries and relies upon them for a number of services in connection with its operations. The Company has agreed that until June 30, 2007 it will act exclusively as an agent for FNTIC with respect to the procurement of title insurance policies in 13 selected counties in California and one county in Arizona, subject to certain exceptions. In exchange for a management fee, FNTIC provides a variety of administrative services for ATC, including accounting, legal and human resources services. The unexpected loss of FNTIC's underwriting or administrative services, for any reason, could result in an interruption in the Company's operations until such services are secured elsewhere, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     RISKS ASSOCIATED WITH NATIONAL

     In June 1999, ATC acquired all of the outstanding capital stock of National. Due to the affiliated nature of the parties this should not be considered an arm's length transaction. National, a New York domiciled insurance underwriter, is currently licensed to issue title insurance policies in 34 states, the District of Columbia and the U.S. Virgin Islands. An element of the Company's business strategy is to utilize National not only as a means to generate underwriting premiums but to expand geographically into states where the Company does not currently operate. This is the primary purpose of the National acquisition. In addition, National does not currently underwrite a significant amount of title insurance policies through direct operations or agency relationships and the Company will be required to commit resources to establish direct operations and agency relationships in order to realize the benefits of this acquisition. Cash resources for the development of National is expected to be provided by current cash balances and internally generated funds. National's principal value lies in the licenses it holds to operate as an underwriter in 34 states, the District of Columbia and U.S. Virgin Islands, and the strategic options the Company pursues in utilizing the licenses. There can be no assurance that the Company will be able to develop any significant business or generate title insurance premiums through National, or that it will realize any of the benefits anticipated from the acquisition of National.

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

ITEM 2.  PROPERTIES

     The Company's offices are currently located in Irvine, California. Most of the Company's offices are leased, with the exception of a branch office in Phoenix, Arizona, which the Company owns, and an executive office building purchased in April, 1999.

     The future executive office building located at 1111 E. Katella Avenue, Orange, CA was acquired with the proceeds of a $2,080,000 note that bears interest at the lending institutions prime rate and monthly principal payments of $4,442 per month. The note is collateralized by a deed of trust.

ITEM 3.  LEGAL PROCEEDINGS

     The Company in the ordinary course of business is subject to claims made under, and from time to time is named as defendants in legal proceedings relating to, policies of insurance it has issued or other services performed on behalf of insured policyholders and other customers. The Company also is involved from time to time in routine litigation incidental to the conduct of its business, apart from claims made under title insurance policies. There are currently no material pending litigation proceedings to which the Company is a party or to which any of its property is subject. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Industry Overview Recent Developments" and Note 11 of Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
        AND RELATED SHAREHOLDER MATTERS

     The Company completed an initial public offering on February 12, 1999. Prior to that time there was no market for the Company's common stock. The following table sets forth the range of high and low closing prices for the common stock on the NASDAQ stock exchange.

                                                                                              DIVIDENDS
YEAR ENDED DECEMBER 31, 1999:                                               HIGH      LOW     DECLARED
-----------------------------                                               -----    -----    ---------
     First quarter........................................................  $7.25    $5.00      $0.10
     Second quarter.......................................................   6.06     4.50       0.10
     Third quarter........................................................   5.25     3.38       0.10
     Fourth quarter.......................................................  $4.06    $3.12      $0.10

DIVIDEND POLICY AND RESTRICTION ON DIVIDEND PAYMENTS

     Since the first quarter of 1999, the Company has paid cash dividends on a quarterly basis, which payments have been made at the discretion of the Company's Board of Directors. The continued payment of dividends will depend upon operating results, business requirements, regulatory considerations and other factors. As of March 27, 2000, the Company had less than 800 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The Predecessor financial information included in the selected financial data below includes the historical financial information of the operations previously owned by FNFI and acquired by the Company on July 1, 1997 and excludes the impact of the goodwill and minority interest associated with the Company's acquisition of 60% of the common stock of ATC from FNFI on July 1, 1997. The Company's financial information included herein includes only the historical financial information of the Company since its formation in 1996. Although incorporated in 1996, the Company had no operations until it acquired 60% of the outstanding common stock of ATC in July 1997.

     The Company balance sheet data as of December 31, 1999 and 1998 and the statement of operations data for the years ended December 31, 1999, 1998 and for the six months ended December 31, 1997 have been derived from the Company's consolidated financial statements and notes thereto, which statements have been audited by KPMG LLP, independent auditors, and are included elsewhere herein. The Predecessor statement of operations data for the six months ended June 30, 1997 have been derived from the Predecessor's financial statements and notes thereto, which statements have been audited by KPMG LLP, independent auditors, and are included elsewhere herein. The following information should be read in conjunction with the financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this 10K.

                                                       COMPANY                     PREDECESSOR     COMBINED
                                      ------------------------------------------   -----------   ------------
                                          YEAR           YEAR        SIX MONTHS    SIX MONTHS        YEAR
                                         ENDED          ENDED          ENDED          ENDED         ENDED
                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    JUNE 30,     DECEMBER 31,
                                          1999           1998           1997          1997           1997
                                      ------------   ------------   ------------   -----------   ------------
                                               (AMOUNTS IN THOUSANDS OTHER THAN EARNINGS PER SHARE,
                                                           ORDER AND FEE PER FILE DATA)
BALANCE SHEET DATA:
Cash and short-term investments.....    $  4,875       $ 10,495       $ 7,224            N/A           N/A
Investments.........................      14,022            N/A           N/A            N/A           N/A
Working capital.....................       3,667          8,776         5,047            N/A           N/A
Total assets........................      47,324         37,376        22,365            N/A           N/A
Due to affiliate....................       1,642          1,893         1,411            N/A           N/A
Shareholders' equity................      32,031         19,898         1,123            N/A           N/A
STATEMENT OF OPERATIONS DATA:
Net title service revenue -- related
  party.............................      51,366       $ 52,092       $18,026        $14,768       $32,794
Escrow fees.........................      25,190         24,267         7,353          5,581        12,933
Other fees and income...............      11,814         14,697         5,428          3,100         8,528
Investment and interest income......         930            369           104             62           167
                                        --------       --------       -------        -------       -------
  Total revenue.....................      89,300         91,425        30,911         23,511        54,422
                                        --------       --------       -------        -------       -------
Personnel costs.....................      54,277         49,435        16,599         13,953        30,552
Other operating expenses............      19,226         17,477         8,084          6,521        14,605
Title plant rent and maintenance....       6,264          7,156         2,664          2,009         4,673
Earnings before minority interest...       5,625         10,100         1,790            592         2,382
Net earnings........................    $  5,625       $  6,865       $   709        $   592       $ 1,301
PER SHARE DATA:
Earnings per share:
  Basic.............................    $    .82       $   2.13       $  0.24            N/A           N/A
  Diluted...........................         .81           1.96          0.23            N/A           N/A
Weighted average common shares
  outstanding:
  Basic.............................       6,869          3,223         2,972            N/A           N/A
  Diluted...........................       6,902          3,500         3,107            N/A           N/A
OTHER OPERATING DATA:
Gross title insurance premiums......    $ 58,370       $ 59,206       $20,641        $16,773       $37,414
Orders opened(1)....................     119,034        146,932        46,800         40,700        87,500
Orders closed(1)....................      88,899         98,319        32,600         28,200        60,800
Average fee per file(1).............    $    940       $    825       $   886        $   835       $   863

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

N/A -- Not applicable

QUARTERLY FINANCIAL DATA

     Selected quarterly financial data is as follows:

                                                                   QUARTER ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                               ---------    --------    -------------    ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Revenue......................................   $24,411     $25,367        $21,470         $18,052
Earnings (loss) before income taxes..........     4,822       4,563          1,260          (1,111)
Net earnings (loss), basic and diluted
  basis......................................     2,796       2,646            743            (561)
Basic earnings (loss) per share..............       .47         .37            .10            (.08)
Diluted earnings (loss) per share............       .46         .37            .10            (.08)
Dividends paid per share.....................       .10         .10            .10             .10

1998
Revenue......................................   $18,243     $23,732        $23,748         $25,702
Earnings before income taxes.................     3,009       5,654          3,988           4,706
Net earnings basic and diluted basis.........     1,132       1,954          1,390           2,389
Basic earnings per share.....................       .39         .68            .49             .57
Diluted earnings per share...................       .36         .62            .49             .53
Dividends paid per share.....................       N/A         N/A            N/A             N/A

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

OVERVIEW

     The Company's revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the period 1991 through mid-1993, reductions in mortgage interest rates beginning in the latter part of 1991 triggered an increase in refinancing activity, which continued at then record levels through 1993 and into the first quarter of 1994. During 1994 and early 1995, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. The overall economic environment, stable mortgage interest rates and strength in the California and West Coast real estate market contributed to very positive conditions for the industry throughout all of 1996, 1997 and 1998 and the first six months of 1999. However, mortgage rates began to climb during the last half of 1999, virtually eliminating the volume of refinance activity experienced in the prior year and early 1999. It is impossible to predict the direction interest rates and the real estate market may move in the future.

     The Company's revenues include net title service revenue (which also includes trustee sale guarantee fees), escrow fees, and other fees and revenues. The Company's operations generate escrow fees from holding and disbursing funds and documents in connection with the closing of real estate transactions. Escrow fees generally fluctuate in a pattern consistent with the fluctuation in net title service revenue. Other fees and revenue primarily consist of real estate information fees, reconveyance fees, recording fees and appraisal fees, and include fees related to the Company's STAR product. Other fees and revenue trend closely with the level of title and escrow business.

     Net title service revenue and escrow fee revenues are recognized as income at the time the underlying real estate transaction closes. Expenses directly related to the title and escrow process are recognized as they are incurred, throughout the duration of the transaction. As a result, the Company's recognition of revenue lags approximately 60-90 days behind the recognition of the corresponding expenses. Other fees and revenue are generally recognized as income at the time the underlying transaction closes; however, certain other fees and revenue are recognized as income over the period during which the service is provided. These factors may result in fluctuations in gross margins.

     Net title service revenues consist of gross title insurance premiums less fees paid to underwriters. Fees to underwriters represent the portion of gross title insurance premiums paid by the Company's underwritten title companies to FNTIC, pursuant to the terms of the Issuing Agency Agreement, and similar fees paid by the Company's other underwritten title company subsidiaries.

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

     While the number of orders that are closed affects the Company's revenue, the largest component of the Company's expenses are personnel costs. Since personnel costs are relatively fixed over the short-term, in a rapidly declining market, reductions in the number of orders can adversely affect margins. Gross margins are also affected by the relative numbers of orders that relate to refinancing transactions as compared to those relating to real estate sale transactions.

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

     Because title insurance premiums are calculated with regard to the purchase price of the property or the amount of the related mortgage, average fees per file will also increase during periods in which real estate prices, and corresponding mortgage loans, are increasing.

     The Company was incorporated in November 1996, but had no operations until it acquired 60% of the outstanding stock of ATC in July 1997. For the year 1997, the Company's revenue and expenses included only six months of ATC's operations compared to a full year of ATC-related operations included in the year ended December 31, 1999 and 1998. Therefore, revenue and expenses related to the historical operations of the Company since its inception are not comparable from year to year.

RESULTS OF OPERATIONS

     The following discussion presents a comparison of (1) the Company for 1999, 1998 and the six month ended December 31, 1997, (2) the Company and Predecessor combined for 1997. Information provided for the six months ended June 30, 1997 is that of the Company's Predecessor, and should not be considered an indicative measure or comparison of the Company's current financial position or results of operations.

REVENUE

     The following table presents information regarding the components of the Company's revenue:

                                                   COMPANY                     PREDECESSOR     COMBINED
                                  ------------------------------------------   -----------   ------------
                                      YEAR           YEAR        SIX MONTHS    SIX MONTHS        YEAR
                                     ENDED          ENDED          ENDED          ENDED         ENDED
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    JUNE 30,     DECEMBER 31,
                                      1999           1998           1997          1997           1997
                                  ------------   ------------   ------------   -----------   ------------
                                         (DOLLARS IN THOUSANDS OTHER THAN ORDERS AND FEE PER FILE)
Net title service
  revenue-related party.........    $51,366        $52,092        $18,026        $14,768       $32,795
Escrow fees.....................     25,190         24,267          7,353          5,581        12,933
Other services charges..........     11,814         14,697          5,428          3,100         8,528
Investment income...............        930            369            104             62           166
                                    -------        -------        -------        -------       -------
  Total revenue.................    $89,300        $91,425        $30,911        $23,511       $54,422
                                    =======        =======        =======        =======       =======
Orders closed...................     88,899         98,319         32,600         28,200        60,800
Average fee per file............    $   940        $   825        $   886        $   835       $   886

     Favorable interest rates in 1997, 1998 and through early 1999 triggered refinancing activity at then record levels. The overall economic environment, stable mortgage interest rates and strength in real estate market, especially California, the Company's primary market, were positive factors for the industry. However, interest rates began to climb during the last six months of 1999, eliminating the volume of refinance activity experienced in the prior year.

     Total revenues in 1999 decreased slightly, $2.1 million, or 2.3%, to $89.3 million from $91.4 million in 1998. Revenues in 1998 of $91.4 million reflect a 68.0% increase in 1997 revenues of $54.4 million. Beginning in mid-1999 interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions, which impacted the Company's order count and premium volume.

     Net Title Service Revenue. Net title service revenue decreased $726,000 or 1.4%, to $51.4 million from $52.1 million in 1999. In 1998, net title service revenue increased by 58.8%, to $52.1 million, from $32.8 million in 1997. The decrease in 1999 net title service revenue is consistent with the current real estate environment and the decline in closed title orders during the second half of 1999. The average fee per file increased to $940 in 1999 compared to $825 in 1998 and $886 in 1997. The fee per file increase is indicative of a change in the mix of closed title orders from a refinance driven market to a resale market, which generates higher fee per file business. Gross title premiums were $58.4 million, $59.2 million and $37.4 million in 1999, 1998 and 1997, respectively.

     Escrow Fees. Revenues from escrow fees increased by $923,000 or 3.8% to $25.2 million in 1999 from $24.3 million in 1998. In 1998, escrow fees increased $11.3 million or 87.6% to $24.3 million compared to $12.9 million in 1997. Escrow fees trend primarily with title insurance activity generated by the Company's direct operations. The increase is primarily the result of the first half of 1999 market conditions and the Company's focused efforts to expand its escrow market presence in certain areas, such as southern California.

     Other Services Charges. Other services charges were $11.8 million for 1999 as compared to $14.7 million for 1998, a decrease of $2.9 million, or 19.6%. In 1998, other services charges increased $6.2 million, or 72.3%, to $14.7 million from $8.5 million in 1997. The fluctuation in other service charges is a result of the level and mix of business related to the decrease in closed title orders. Additionally, the Company closed a branch operation related to the STAR product which accounted for a significant portion of the decline in 1999. The Company's strategy is to strengthen the ancillary service businesses through acquisitions. The Company anticipates leveraging its core title and escrow businesses and national presence to successfully expand ancillary service businesses.

     Investment Income. Investment income is primarily a function of securities markets asset base interest rates. Prior to 1999, the Company primarily invested in interest bearing accounts and certificate of deposit. During 1999, the Company strengthened its balance sheet with the acquisition of National, proceeds from the Initial Public Offering in addition to shifting the emphasis to a fixed income portfolio. In 1999, investment income increased $561,000, or 152.0% to $930,000 compared to $369,000 in 1998. During 1998, investment income increased 122.3% to $369,000 from $166,000 in 1997.

EXPENSES

     The following table presents the components of the Company's expenses:

                                                   COMPANY                     PREDECESSOR     COMBINED
                                  ------------------------------------------   -----------   ------------
                                                                 SIX MONTHS    SIX MONTHS        YEAR
                                   YEAR ENDED     YEAR ENDED       ENDED          ENDED         ENDED
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    JUNE 30,     DECEMBER 31,
                                      1999           1998           1997          1997           1997
                                  ------------   ------------   ------------   -----------   ------------
                                                          (AMOUNTS IN THOUSANDS)
Personnel costs.................    $54,277        $49,435        $16,599        $13,953       $30,552
Other operating expenses........     19,226         17,477          8,084          6,521        14,605
Title plant rent and
  maintenance...................      6,264          7,156          2,664          2,009         4,673
                                    -------        -------        -------        -------       -------
Total expenses..................    $79,767        $74,068        $27,347        $22,483       $49,830
                                    =======        =======        =======        =======       =======

     The Company's principal costs include personnel costs, other operating expenses and title plant rent and maintenance. Personnel costs include both base salaries and commission expense paid to employees and are the most significant operating expense incurred by the Company.

     Other operating expenses consist of facilities expenses, postage and courier services, computer services, professional services, advertising expense, general insurance, trade and note receivable allowances, depreciation and amortization expense and interest expense.

     Title plant rent and maintenance costs consist of payments to access title plants and the costs of updating these plants. Title plant rent and maintenance costs include daily update expenses that are dependent on the volume of real estate transaction activity and a rental charge that is based on actual usage.

     Personnel Costs. Personnel costs totaled $54.3 million, $49.4 million and $30.6 million for the years ended December 31, 1999,1998 and 1997. As a percentage of total revenue, personnel costs increased to 60.8% in 1999 from 54.1% in 1998, which had previously decreased from 56.1% in 1997. Personnel costs include base salaries, commissions and bonuses paid to employees and are the most significant operating expense incurred by the Company. These costs fluctuate with the level of orders opened and closed and the mix of revenue. The fluctuation in the Company's personnel expenses is due to the expansion of its direct operation business, in addition to acquiring other operations and hiring additional personnel to expand its national market. The Company has taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business and revenues. The Company continues to monitor the prevailing market conditions and attempts to respond as necessary.

     Other Operating Expenses. Other operating expenses consist of facilities expenses, provision for claim losses, postage and courier services, data processing expense, general insurance, trade and notes receivable allowance and depreciation. Other operating expense increased slightly as a percentage of total revenue to 21.5% in 1999 from 19.1% in 1998, which previously decreased from 26.8% in 1997. Other operating expenses totaled $19.2 million, $17.5 million and $14.6 million in 1999, 1998 and 1997, respectively. In response to market conditions, the Company implemented aggressive cost control programs in order to maintain operating expenses consistent with levels of revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in year over year percentage fluctuations. The Company continues to review and evaluate operating expenses relative to existing and projected market conditions.

     Title Plant Rent and Maintenance Expense. Title plant rent and maintenance expense totaled $6.3 million, $7.2 million and $4.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Title plant rent and maintenance expense decreased as a percentage of total revenue to 7.0% in 1999 from 7.8% in 1998, which had previously decreased from 8.6% in 1997. The year over year decreases in plant expense is primarily a result of various contract negotiations within several counties in California and Arizona and a reduction of the volume of business in 1999 compared to 1998. These negotiated agreements resulted in significant cost reductions for the Company.

     Income Tax Expense. Income tax expense for 1999, 1998 and 1997 as a percentage of earnings before income taxes was 41.0%, 41.8% and 49.8%, respectively. The fluctuations in income tax expense as a percentage of earnings before income taxes are attributable to the effect of state income taxes on the Company's wholly-owned underwritten title company and the ancillary service companies; a change in the amount and the characteristics of net income, operating income versus investment income; and the tax treatment of certain items.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash requirements include debt service, debt relating to capital leases, personnel and other operating expenses, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds. In the future, the Company's cash requirements will include those relating to the development of National's business. While the Company presently has in place much of the infrastructure (principally consisting of personnel) that will be used for this development, management believes that additional cash resources will be required. The development of direct sales operations for the expansion of National would require more cash resources than developing these operations using agency relationships. Cash requirements for the development of National are expected to be met from current cash balances and internally generated funds.

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

     National is subject to regulations that restrict its ability to pay dividends or make other distributions of cash or property to its parent company without prior approval from the Department of Insurance of the State of New York. The maximum amount of dividends which can be paid by National to shareholders without prior approval of the Insurance Commissioner is subject to restrictions. No dividends, including all dividends paid in the preceding twelve months, which exceed 10% of the outstanding capital shares can be paid without prior approval unless after deducting dividends the Company has surplus to policyholders at least equal to the greater of 50% of its reinsurance reserves or 50% of the minimum capital required. Additionally, dividends are further limited to the Company's earned surplus.

     The Company's other subsidiary operations collect revenue and pay operating expenses; however, they are not regulated by insurance regulatory or banking authorities. Positive cash flow from the underwritten title companies and other subsidiary operations is invested primarily in cash and cash equivalents.

     In December 1998, the Company entered into an agreement to purchase a home office building in Orange, CA for $2.6 million. On April 14, 1999 the Company completed the purchase of the home office building. The Company financed $2.1 million, secured by a first trust deed. The terms of the note require monthly interest payments at prime and monthly principal payments of $4,000. The note matures on April 1, 2004. Currently, the Orange County operations moved to the new facility, and the Company expects to complete the relocation of its executive and other related offices in third quarter 2000. The Company estimates the costs associated with the relocation to be minimal.

     In January 1999, the Company agreed to purchase 100% of the assets of Pacific Printers, a printing company providing affiliated and non-affiliated reproduction of forms and printing material. The purchase price of this acquisition was $125,000, paid in cash.

     Net proceeds of approximately $8.4 million were received by the Company in connection with its initial public offering on February 12, 1999. The underwriters exercised an option for over allotment to purchase an additional 150,000 shares at $6 per share on March 31, 1999, which resulted in net proceeds in the amount of $804,000.

     In February 1999, a director of the Company exercised options resulting in the Company receiving proceeds in the amount of $220,000.

     In May 1999, the Department of Insurance, State of New York approved the acquisition of National Title Insurance Company of New York, Inc. by ATC. The transaction was completed in June 1999, the purchase price of $3.25 million, was paid in cash.

RECENT DEVELOPMENTS

     The State Banking Department, State of Arizona ("State Banking Department") delivered their Report of Examination of American Title Insurance of Arizona, Inc. (formerly known as Nations Title Insurance of Arizona, Inc.) as of and for the three-year period ending October 31, 1998 on March 4, 1999. The report as forwarded to the Company by State Banking Department indicates that the Company may not be in compliance with certain State Banking Department regulations. The State Banking Department is providing the Company with an opportunity to present additional information prior to making their final determination as to compliance. The Company does not believe that resolution of this matter will have a material impact upon the financial statements of the Company. The Company provided additional information to the State Banking Department for review. As of March 2000, the Company has not received any further correspondence from the State Banking Department.

     In September 1999, the Company's Board of Directors approved the adoption of the American National Financial, Inc. Employee Stock Purchase Loan Plan ("Employee Plan") and the Non-Employee Director Stock Purchase Loan Program ("Director Program"). The purpose of the Loan Plan and Director Program is to provide key employees and directors with further incentive to maximize shareholder value. The Company authorized an aggregate of $2.0 million in loans. Loan Plan and Loan Program funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and will have a five-year term. Interest will accrue on the loans at a rate of six and one quarter percent (6 1/4%) per annum due at maturity. Loans may be prepaid any time without penalty. Through December 31, 1999, the Company purchased 316,767 shares at an average purchase price of $3.95 per share totaling $1,253,000. Purchases may be made from time to time by the Company in the open market depending on market conditions and other factors.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), in March 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires that certain costs related to the development or purchase of internal use computer software be capitalized and amortized over the estimated useful life of the software. Costs related to the preliminary project stage and the post-implementation/operations stage, as defined, in an internal use computer software development project are to be expensed as incurred. Costs incurred prior to initial application of SOP 98-1, whether capitalized or not, are not adjusted to the amounts that would have been capitalized had SOP 98-1 been in effect when those costs were incurred. SOP 98-1 is applicable to all non-governmental entities and effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 has not had a material impact on the Company's financial position, results of operations or financial reporting

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively, "derivatives") and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. It requires changes in the fair value of a derivative instrument and the changes in fair value of assets or liabilities hedged by that instrument to be included in earnings. To the extent that the hedge transaction is effective, earnings are equally offset by both investments. Currently, changes in the fair value of derivative instruments and hedged items are reported in accumulated other comprehensive earnings (loss).

     SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the Company's financial position, results of operations or financial reporting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
        THE MARKET RISK OF FINANCIAL INSTRUMENTS

     The Company's Consolidated Balance Sheets includes a substantial amount of assets and liabilities whose fair values are subject to market risks. The following sections address the significant market risks associated with the Company's financial activities as of year ended 1999.

     INTEREST RATE RISK

     The Company's fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

     EQUITY PRICE RISK

     The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

     Caution should be used in evaluating the Company's overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because the Company's reserve for claim losses (representing 15.3% of total liabilities) is not included in the hypothetical effects.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would have been as follows as of December 31, 1999:

     a. An approximate $1.0 million net increase (decrease) in the fair value of fixed maturity securities would have occurred if interest rates had (decreased) increased by 100 basis points. The change in fair values was determined by estimating the present value of future cash flows using various models, primarily duration modeling.

     b. It is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there was a change in market conditions, based on the nature and duration of the financial instruments involved.

     c. Interest expense on outstanding debt would have increased (decreased) approximately $19,000, if interest rates increased (decreased) 100 basis points.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
        AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
Independent Auditors' Report................................   27
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   28
Consolidated Statements of Earnings for the years ended
  December 31, 1999, 1998 and 1997..........................   29
Consolidated Statements of Comprehensive Earnings for the
  years ended December 31, 1999, 1998 and 1997..............   30
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............   31
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   32
Notes to Consolidated Financial Statements..................   34
          AMERICAN NATIONAL FINANCIAL, INC. PREDECESSOR
Independent Auditors' Report................................   50
Statements of Combined Operations for the six months ended
  June 30, 1997 and the year ended December 31, 1996........   51
Statements of Shareholder's Equity for the six months ended
  June 30, 1997.............................................   52
Statements of Cash for the six months ended June 30, 1997
  and the year ended December 31, 1996......................   53
Notes to Financial Statements...............................   54

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
American National Financial, Inc.:

     We have audited the accompanying consolidated balance sheets of American National Financial, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American National Financial, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Los Angeles, California
February 29, 2000

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                     ASSETS
Current assets:
Cash and cash equivalents...................................  $ 3,361    $10,345
Short-term investments, at cost, which approximates fair
  market value..............................................    1,514        150
Accrued investment interest.................................      245         --
Trade receivables, net of allowance for doubtful accounts of
  $2,097 in 1999 and $1,896 in 1998.........................    4,526      8,576
Notes receivables...........................................    1,329         --
Deferred tax asset..........................................    2,082      2,395
Income tax receivable.......................................    1,128         --
Prepaid expenses and other current assets...................      995      2,797
                                                              -------    -------
     Total current assets...................................   15,180     24,263
Investment securities available for sale, at fair market
  value.....................................................   14,022         --
Property and equipment, net.................................    7,633      4,010
Title plants................................................    2,377      2,252
Deposits with the Insurance Commissioner....................      113        113
Intangibles, net of accumulated amortization of $959 in 1999
  and $609 in 1998..........................................    7,999      6,738
                                                              -------    -------
     Total assets...........................................  $47,324    $37,376
                                                              =======    =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses, including $60
  to affiliates in 1999 and $124 in 1998....................  $ 5,506    $ 6,354
Customer advances...........................................    1,779      2,190
Current portion of long-term debt...........................       53        443
Current portion of obligations under capital leases with
  affiliates................................................       67        742
Current portion of obligations under capital leases with
  non-affiliates............................................      125        116
Reserve for claim losses....................................    2,341         --
Income taxes payable........................................       --      3,750
Due to affiliate............................................    1,642      1,893
                                                              -------    -------
     Total current liabilities..............................   11,513     15,488
Long-term debt..............................................    1,991         --
Obligations under capital leases with affiliates............      602        669
Obligations under capital leases with non-affiliates........    1,187      1,321
                                                              -------    -------
     Total liabilities......................................   15,293     17,478
Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares;
  issued and outstanding, none..............................       --         --
Common stock, no par value; authorized, 50,000,000 shares;
  issued and outstanding, 7,180,495 in 1999 and 4,917,096 in
  1998......................................................       --         --
Additional paid in capital..................................   21,884     12,324
Retained earnings...........................................   10,336      7,574
Accumulated other comprehensive loss........................     (189)        --
                                                              -------    -------
     Total shareholders' equity.............................   32,031     19,898
                                                              -------    -------
     Total liabilities and shareholders' equity.............  $47,324    $37,376
                                                              =======    =======

          See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenues:
Net title service revenue -- related party..................  $51,366    $52,092    $18,026
Escrow fees.................................................   25,190     24,267      7,353
Other service charges.......................................   11,814     14,697      5,428
Investment income...........................................      930        369        104
                                                              -------    -------    -------
     Total revenues.........................................   89,300     91,425     30,911
                                                              -------    -------    -------
Expenses:
Personnel costs.............................................   54,277     49,435     16,599
Other operating expenses includes $3,789, $4,198 and $1,184
  with affiliate for the years ended December 31, 1999, 1998
  and 1997, respectively....................................   19,226     17,477      8,084
Title plant rent and maintenance............................    6,264      7,156      2,664
                                                              -------    -------    -------
     Total expenses.........................................   79,767     74,068     27,347
                                                              -------    -------    -------
Earnings before income taxes and minority interest in net
  earnings of consolidated subsidiary.......................    9,533     17,357      3,564
Provision for income taxes..................................    3,908      7,257      1,774
                                                              -------    -------    -------
Earnings before minority interest in net earnings of
  consolidated subsidiary...................................    5,625     10,100      1,790
Minority interest in net earnings of consolidated
  subsidiary................................................       --     (3,235)    (1,081)
                                                              -------    -------    -------
Net earnings................................................  $ 5,625    $ 6,865    $   709
                                                              =======    =======    =======
Basic net earnings..........................................  $ 5,625    $ 6,865    $   709
                                                              =======    =======    =======
Basic earnings per share....................................  $   .82    $  2.13    $   .24
                                                              =======    =======    =======
Weighted average shares outstanding, basic basis............    6,869      3,223      2,972
                                                              =======    =======    =======
Diluted net earnings........................................  $ 5,625    $ 6,865    $   709
                                                              =======    =======    =======
Diluted earnings per share..................................  $   .81    $  1.96    $   .23
                                                              =======    =======    =======
Weighted average shares outstanding, diluted basis..........    6,902      3,500      3,107
                                                              =======    =======    =======
Cash dividends per share....................................  $   .40    $    --    $    --
                                                              =======    =======    =======

     See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999      1998     1997
                                                              ------    ------    ----
Net earnings................................................  $5,625    $6,865    $709
Other comprehensive loss -- unrealized loss on investment,
  securities available for sale(1)..........................    (189)       --      --
                                                              ------    ------    ----
Comprehensive earnings......................................  $5,436    $6,865    $709
                                                              ======    ======    ====

---------------

(1) Net of income tax benefit of $(116), $0 and $0, for the years ended December 31, 1999, 1998 and 1997, respectively.

     See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 ACCUMULATED
                                     COMMON STOCK       ADDITIONAL                  OTHER           TOTAL
                                  -------------------    PAID IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                   SHARES     AMOUNT     CAPITAL     EARNINGS       LOSS           EQUITY
                                  ---------   -------   ----------   --------   -------------   -------------
BALANCE, DECEMBER 31, 1996......         --   $    --    $    --     $    --        $  --          $    --
Issuance of common stock........  3,026,400        --         --          --           --               --
Forfeiture of common stock
  issued........................   (115,984)       --         --          --           --               --
Stock options granted...........         --        --        414          --           --              414
Net earnings....................         --        --         --         709           --              709
                                  ---------   -------    -------     -------        -----          -------
BALANCE, DECEMBER 31, 1997......  2,910,416   $    --    $   414     $   709        $  --          $ 1,123
                                  ---------   -------    -------     -------        -----          -------
Forfeiture of common stock
  issued........................    (93,316)       --         --          --           --               --
Capital contribution............         --        --      1,200          --           --            1,200
Issuance of shares..............  2,099,996        --     10,710          --           --           10,710
Net earnings....................         --        --         --       6,865           --            6,865
                                  ---------   -------    -------     -------        -----          -------
BALANCE, DECEMBER 31, 1998......  4,917,096   $    --    $12,324     $ 7,574        $  --          $19,898
                                  ---------   -------    -------     -------        -----          -------
Unrealized loss on investment
  securities available for
  sale..........................         --        --         --          --         (189)            (189)
Stock options exercised.........    332,904        --        220          --           --              220
Cash dividends ($0.40 per
  share)........................         --        --         --      (2,863)          --           (2,863)
Issuance of shares..............  1,930,495        --      9,340          --           --            9,340
Net earnings....................         --        --         --       5,625           --            5,625
                                  ---------   -------    -------     -------        -----          -------
BALANCE, DECEMBER 31, 1999......  7,180,495   $    --    $21,884     $10,336        $(189)         $32,031
                                  =========   =======    =======     =======        =====          =======

          See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
Cash flows from operating activities:
Net earnings................................................  $  5,625    $ 6,865    $   709
Adjustments to reconcile net earnings to cash provided by
  operating activities:
  Depreciation and amortization.............................     2,415      1,477        645
  Loss (gain) on sale of property and equipment.............        18        (14)        --
  Change in provision for claim losses......................    (1,970)        --         --
  Minority interest in net earnings of consolidated
     subsidiary.............................................        --      3,235      1,080
  Loss on sales of investments..............................        --         30         --
  Compensation expense......................................        --         --        414
  Changes in:
     Trade receivables, net.................................     4,053     (1,767)    (2,493)
     Accrued investment interest............................      (245)        --         --
     Prepaid expenses and other assets......................       503       (344)        94
     Income taxes payable and deferred income taxes.........    (3,876)       992        342
     Accounts payable and other accrued expenses............    (1,016)       956      2,157
     Due to (from) affiliate................................      (251)       482        233
     Customer advances......................................      (411)     1,035       (340)
                                                              --------    -------    -------
          Total cash provided by operating activities.......     4,845     12,947      2,841
                                                              --------    -------    -------
Cash flow from investing activities:
Advance to related party....................................        --     (1,561)        --
Acquisition of subsidiary, net of cash received.............    (2,550)      (149)      (816)
Purchase of title plant.....................................       (75)        --         --
Collection of notes receivable..............................        72         11         28
Purchase of property and equipment..........................    (6,011)    (2,481)      (999)
Proceeds from sale of property and equipment................       395         25         --
Proceeds from sale of investment............................        --         70         --
Issuance of notes receivable................................    (1,401)        --         --
Purchase of investments.....................................    (9,690)      (250)        --
                                                              --------    -------    -------
          Total cash used in investing activities...........   (19,260)    (4,335)    (1,787)
                                                              --------    -------    -------
Cash flows from financing activities:
Net borrowings..............................................     1,601     (4,830)     6,472
Proceeds from stock options exercised.......................       220         --         --
Proceeds from issuance of common stock......................     9,340         --         --
Payments under capital lease obligations....................      (867)      (661)      (302)
Dividends paid..............................................    (2,863)        --         --
                                                              --------    -------    -------
          Total cash provided by (used in) financing
            activities......................................     7,431     (5,491)     6,170
                                                              --------    -------    -------
(Decrease) increase in cash and cash equivalents............    (6,984)     3,121      7,224
Cash and cash equivalents at the beginning of year..........    10,345      7,224         --
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $  3,361    $10,345    $ 7,224
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999       1998      1997
                                                              -------    ------    ------
Supplemental disclosure of cash flow information:
  Cash paid during the year:
     Interest...............................................  $   174    $  589    $  473
     Income taxes...........................................    7,441     5,212     1,885
  Non-cash investing activities:
     Title plant acquired under non-affiliated capital
       lease................................................       --     1,437        --
Purchase of subsidiary:
  Assets acquired...........................................    7,029        --     6,094
  Liabilities assumed.......................................   (4,479)       --    (5,278)
                                                              -------    ------    ------
  Net cash used to acquire business.........................  $ 2,550    $   --    $  816
                                                              -------    ------    ------
Non-cash financing activities:
     Assumption of debt by shareholders.....................  $    --    $1,200    $   --

          See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     American National Financial, Inc., formerly ATC Holdings, Inc., was incorporated in the State of California in November 1996 as a holding company for certain investments in title and real estate related service companies. In March 1997, 3,026,400 of shares were issued to founding shareholders. Prior to 1997, American National Financial, Inc. and subsidiaries (collectively, "the Company") had substantially no operations. In April 1997, the Company received $6.0 million in proceeds from the issuance of short-term notes payable, of which $870,000 was due to certain members of management and the remainder to a financial institution, in connection with an agreement with Fidelity National Financial, Inc. ("FNFI") to acquire a 60% interest in American Title Company ("ATC"). Upon consummation of the sale in July 1997, the Company paid FNFI $6.0 million for 60% of ATC. In August 1997, the Company refinanced all debt issued in April 1997. In November 1998, the Company acquired the remaining 40% interest in ATC in connection with the Reorganization. See Note 13.

     The Company's principal operations are those of ATC. ATC is an underwritten title company in the state of California and is engaged in the business of providing title insurance and other related product services in connection with real estate transactions. The Company operates throughout California and in Maricopa County, Arizona. ATC functions as an exclusive agent of Fidelity National Title Insurance Company ("FNTIC"), an affiliate and a wholly-owned subsidiary of FNFI. Title insurance policies are underwritten by FNTIC for an underwriting fee. The underwriting agreement generally provides that ATC is liable under any single policy for only the first $5,000 of losses. As a result of the July 1997 transaction with the Company, FNFI agreed to make no claim on ATC for claims arising from policies written prior to January 1, 1997.

     In May 1999, the Department of Insurance, State of New York, approved the acquisition of National Title Insurance of New York, Inc. ("National"), a New York domiciled underwriter, by American Title Company, a subsidiary of American National Financial Inc. from Fidelity National Financial, Inc. National is licensed to issue title insurance policies in 34 states, the District of Columbia and the U.S. Virgin Islands. The $3.25 million dollar purchase price was paid in cash and the transaction was completed in June 1999.

     National did not underwrite any significant title insurance policies through direct operations or agency relationships during 1999. The primary purpose of the acquisition is to acquire an underwriter, which will enable the Company to generate underwriting fees and permit the Company to expand geographically into counties and states in which the Company is not presently licensed. The Company believes this expansion can be accomplished more quickly and cost-effectively through this acquisition than through other means. The Company also believes that the acquisition will expand the business opportunities for its current and potential employees and affiliates, which will aid in the Company's recruitment efforts, and will permit the Company to generate additional revenue by writing title insurance policies in those geographic areas which are not covered by ATC's exclusive agency arrangements with FNTIC. See Note 12.

     The Company's other subsidiaries include American Title Insurance of Arizona, Inc., (formerly known as Nations Title Insurance of Arizona, Inc.); Landmark REO Management Services, Inc.; American Document Services, Inc.; West Point Appraisal, Inc.; West Point Properties, Inc.; West Point Support Services, Inc. and Pacific Printers.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair value.

     TRADE RECEIVABLES

     The carrying amounts reported in the consolidated balance sheet for trade receivables approximate their fair value. Trade receivables are reported net of allowance for doubtful accounts which represents management's estimates of those balances that are uncollectible as of the balance sheet date.

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

     TITLE PLANTS

     Title plants are historical title information organized and maintained for use in performing title searches. The December 31, 1999 and 1998 title plant balances relate to capital leases. See note 11. Costs incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as it is considered to have an indefinite life if maintained.

     INVESTMENTS

     Fixed maturity securities are purchased to support the investment strategies of the Company, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Fixed maturity securities which may be sold prior to maturity to support the Company's investment strategies are carried at fair value and are classified as available for sale. Fair values for fixed maturity securities are principally a function of current interest rates and are based on quoted market prices.

     Equity securities are considered to be available for sale and carried at fair value. Fair values are based on quoted market prices.

     Short-term investments, which consist primarily of securities purchased under agreements to resell, commercial paper and money market instruments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.

     Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on fixed maturity and equity securities which are classified as available for sale, net of applicable deferred income taxes (benefits), are excluded from income and credited or charged directly to a separate component of stockholders' equity. If any unrealized losses on fixed maturity or equity securities are deemed other than temporary, such unrealized losses are recognized as realized losses.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments presented in the Company's Consolidated Financial Statements are estimates of the fair values at a point in time using available market information and appropriate valuation methodologies. These estimate are subjective in nature and involve uncertainties and significant judgement in

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES the interpretation of the current market data. Therefore, the fair values presented are not necessarily indicative of the amounts the Company could realize or settle currently. See Note 5 and Note 10

     INTANGIBLE ASSETS

     Intangible assets include acquired licenses to operate within various counties and the cost in excess of net assets acquired in connection with the acquisitions. Intangibles are amortized on a straight-line basis over a composite life of 25 years. Impairment of intangible assets is monitored on a continual basis and is assessed based on an analysis of the cash flows generated by the underlying assets. No impairment of intangible assets has been recognized.

     CAPITAL LEASE OBLIGATIONS

     Capital lease obligations for title plants are recorded at the present value of the minimum lease payments at the beginning of the lease terms. The monthly payments under the leases are allocated between a reduction of the obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the obligation.

     REVENUE RECOGNITION

     Net title insurance premiums, escrow fees and other service charges are recognized as revenue at the time of closing of the related real estate transaction. Premiums from title policies written other than those underwritten by National are presented net of the underwriting fee to affiliated underwriters on the accompanying consolidated statements of operations.

     TITLE AND CLAIM LOSSES

     Expenses are recognized when incurred. A provision for claim losses on title policies is provided at the time of closing of the related real estate transaction to cover anticipated losses up to $5,000 per policy under the underwriting fee with FNTIC. The Company's reserve for claim losses on these policies is included in accounts payable and other accrued expenses as of December 31, 1999 and 1998.

     RESERVE FOR CLAIM LOSSES

     National's reserve for claim losses includes known claims as well as losses the Company expects to incur, net of recoupments. Each known claim is reserved for on the basis of a review by the Company as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, current legal environment, geographic considerations and type of policy written. The occurrence of a significant major claim (those greater than $500,000) in any given period could have a material adverse effect on the Company's financial condition and results of operations for such period. See Note 8.

     REINSURANCE

     In the ordinary course of business, the Company reinsures certain risks with other insurers for the purpose of limiting its maximum loss exposure and also assumes reinsurance for certain risks of other insurers for the purpose of earning additional revenue. The Company cedes or assumes a portion of certain policy liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that in the event of a loss (including costs, attorneys' fees and expenses) exceeding the retained amounts, the reinsurer is liable for the excess amount assumed. However, the ceding company remains primarily liable in

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES the event the reinsurer does not meet its contractual obligations. Reinsurance activity is not considered significant.

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

     SEGMENT REPORTING

     The Company provides a broad range of real estate services. While the Company's chief decision makers monitor the revenue streams by different real estate services, operations are managed and financial performance is evaluated on a Company wide basis. Accordingly, all of the Company operations are considered by management to be aggregated in one reportable operating segment.

     EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net earnings available to common shareholder by the weighted average number of common shares outstanding during the period. Dilutive earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus the assumed conversions of dilutive potential securities. The Company has granted certain options which have been treated as common share equivalents for purposes of calculating diluted earnings per share.

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                (IN THOUSANDS, EXCEPT
                                                                   PER SHARE DATA)
Net earnings................................................  $5,625    $6,865    $  709
                                                              ======    ======    ======
  Weighted average basic shares.............................   6,869     3,223     2,972
                                                              ======    ======    ======
Basic earnings per share....................................  $  .82    $ 2.13    $  .24
                                                              ======    ======    ======
  Weighted average basic shares.............................   6,869     3,223     2,972
  Effect of dilutive options................................      33       277       135
                                                              ------    ------    ------
  Weighted average dilutive shares..........................   6,902     3,500     3,107
                                                              ======    ======    ======
Diluted earnings per share..................................  $  .81    $ 1.96    $  .23
                                                              ======    ======    ======

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

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     CERTAIN RECLASSIFICATIONS

     Certain reclassifications have been made in 1999 and 1998 Consolidated Financial Statements to conform to the classifications used in 1999.

3.  ACQUISITIONS

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

     Assets and liabilities of ATC at acquisition were as follows (dollars in thousands):

Cash and cash equivalents...................................  $5,288
Accounts receivable.........................................   4,316
Other assets................................................  $1,583
                                                              ======
Amounts due to affiliates...................................  $1,178
Payables and accrued expenses assumed at fair value.........  $4,100
                                                              ======

     Intangibles resulting from the 60% acquisition amounted to $2,460,000 and are being amortized over a composite life of 25 years.

     Selected unaudited pro forma combined results of operations for the year ended December 31, 1997, assuming that the acquisition of 60% of ATC occurred on January 1, 1997 is presented as follows (dollars in thousands, except per share data):

Total revenue...............................................  $54,422
Net earnings................................................      972
Basic earnings per share....................................      .33
Diluted earnings per share..................................      .31

     These amounts are computed based upon the historical financial statements of the Company and ANFI predecessor. The total revenues consist of the Company's 1997 revenues of $30.9 million plus the revenues of the ANFI Predecessor for the six months ended June 30, 1997 of $23.5 million. The pro forma net earnings includes the 1997 net earnings of the Company of $709,000 plus 60% of the net income of ANFI Predecessor for the six months ended June 30, 1997 of $592,000 and has been adjusted to reflect an increase in goodwill amortization of $27,000 and an increase in interest expense of $110,000, less income taxes of $44,000.

     As a result of the July 1997 transaction with the Company, FNFI agreed to make no claim on ATC for claims arising from policies written prior to January 1, 1997. Such indemnification is not expected to have a material effect on the financial results of the Company.

     In November 1998, the Company acquired the remaining 40% interest in ATC in connection with the Reorganization. See Note 13.

     On August 9, 1997, ATC signed a stock purchase agreement with Pacific Coast Title of Santa Barbara County for the purchase of 100% of the issued and outstanding stock of Santa Barbara Title Company. On January 9, 1998, the Insurance Commissioner of the State of California approved the transaction and the sale was consummated. The purchase price of $160,000 was paid in cash. The impact of the Santa Barbara Title

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

Company acquisition has not been material to the financial position or result of operations of the Company. In April 1999, Santa Barbara Title was merged with ATC.

     In May 1999, the Department of Insurance, State of New York, approved the acquisition of National, a New York domiciled underwriter by ATC a subsidiary of American National Financial Inc., from Fidelity National Financial, Inc. National is licensed to issue title insurance policies in 34 states, the District of Columbia and the U.S. Virgin Islands. The $3.25 million dollar purchase price was paid in cash and the transaction was completed in June 1999.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the National acquisition were as follows (dollars in thousands):

Tangible assets acquired at fair value......................  $6,224
Cost in excess of net assets acquired.......................   1,505
Liabilities assumed at fair value...........................  (4,479)
                                                              ------
  Total purchase price......................................  $3,250
                                                              ======

     The result of operations for National are insignificant for 1999.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
Furniture, fixtures and equipment...........................  $5,436    $4,452
Leasehold improvements......................................   1,153       802
Office building.............................................   3,275       668
                                                              ------    ------
                                                               9,864     5,922
Accumulated depreciation and amortization...................  (2,231)   (1,912)
                                                              ------    ------
                                                              $7,633    $4,010
                                                              ======    ======

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

5.  INVESTMENT SECURITIES AVAILABLE FOR SALE

     It is the practice of the Company to purchase investment grade fixed maturity securities. The securities in the Company's portfolio are subject to economic conditions and normal market risks and uncertainties.

     As of December 31, 1999, the carrying amount, which approximates the fair value, of total investments was $14.0 million.

                                                                  DECEMBER 31, 1999
                                                   ------------------------------------------------
                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                     COST         GAINS         LOSSES       VALUE
                                                   ---------    ----------    ----------    -------
                                                                (DOLLARS IN THOUSANDS)
U.S. government and agencies.....................   $ 1,477        $ 7           $ 10       $ 1,474
States and political subdivisions................     2,552          6             17         2,541
Corporate securities.............................    10,298         --            291        10,007
                                                    -------        ---           ----       -------
                                                    $14,327        $13           $308       $14,022
                                                    =======        ===           ====       =======

     The following table sets forth certain information regarding the Company's investment securities at December 31, 1999. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities with an amortized cost of $2,902,000 and a fair value of $2,848,000 were callable at December 31, 1999:

                                                                DECEMBER 31, 1999
                                                              ----------------------
                                                              AMORTIZED       FAIR
MATURITY                                                         COST        VALUE
--------                                                      ----------    --------
                                                              (DOLLARS IN THOUSANDS)
One year or less............................................   $   100      $   100
After one year through five years...........................    12,766       12,500
After five years through ten years..........................     1,461        1,422
                                                               -------      -------
                                                               $14,327      $14,022
                                                               =======      =======

6.  INCOME TAXES

     Income tax expense (benefit) for years ended December 31, 1999, 1998 and 1997 consists of the following (dollars in thousands):

                                                                          1999
                                                              -----------------------------
                                                              CURRENT    DEFERRED    TOTAL
                                                              -------    --------    ------
Federal.....................................................  $4,024      $(783)     $3,241
State and local.............................................     854       (187)        667
                                                              ------      -----      ------
                                                              $4,878      $(970)     $3,908
                                                              ======      =====      ======

                                                                          1998
                                                              -----------------------------
                                                              CURRENT    DEFERRED    TOTAL
                                                              -------    --------    ------
Federal.....................................................  $7,528     $(1,334)    $6,194
State and local.............................................   1,292        (229)     1,063
                                                              ------     -------     ------
                                                              $8,820     $(1,563)    $7,257
                                                              ======     =======     ======

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                                                                          1997
                                                              -----------------------------
                                                              CURRENT    DEFERRED    TOTAL
                                                              -------    --------    ------
Federal.....................................................  $1,608      $(240)     $1,368
State and local.............................................     477        (71)        406
                                                              ------      -----      ------
                                                              $2,085      $(311)     $1,774
                                                              ======      =====      ======

     The effective tax rate for the period reported differs from the Federal statutory income tax rate as follows:

                                                                  1999    1998    1997
                                                                  ----    ----    ----
    Statutory Federal income tax rate...........................  34.0%   34.0%   35.0%
    Non-deductible expenses.....................................   1.9     2.4     7.0
    Amortization of intangibles.................................   1.1     0.4     1.6
    State taxes, net of Federal benefit.........................   4.3     5.3     6.6
    Other.......................................................   (.3)    (.3)    (.4)
                                                                  ----    ----    ----
                                                                  41.0%   41.8%   49.8%
                                                                  ====    ====    ====

     The deferred tax assets and liabilities at December 31, 1999 consist of the following:

                                                              DEFERRED TAX    DEFERRED TAX
                                                                 ASSETS       LIABILITIES
                                                              ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
Excess state income tax.....................................     $  259         $    --
Provision for claim losses in excess of statutory amounts...        217
Excess book over tax provision for bad debts................        892              --
Employee benefit and vacation accruals......................        212              --
Accrued liabilities.........................................        803              --
Other.......................................................        172
Excess tax depreciation over book...........................        262              --
Net operating loss available for carryover..................        998              --
Investment securities.......................................        116              --
Statutory unearned premium reserve..........................         --          (1,004)
                                                                 ------         -------
                                                                  3,931          (1,004)
Less: valuation allowance...................................       (845)             --
                                                                 ------         -------
     Total deferred taxes...................................     $3,086         $(1,004)
                                                                 ======         =======

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     The deferred tax assets and liabilities at December 31, 1998 consist of the following:

                                                              DEFERRED TAX    DEFERRED TAX
                                                                 ASSETS       LIABILITIES
                                                              ------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
Excess state income tax.....................................     $  590         $    --
Excess book over tax provision for bad debts................        881              --
Employee benefit and vacation accruals......................        532              --
Accrued liabilities.........................................        395              --
Other.......................................................          4              --
Excess tax depreciation over book...........................         --              (7)
                                                                 ------         -------
Total deferred taxes........................................     $2,402         $    (7)
                                                                 ======         =======

     Based upon the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its existing net deferred tax assets. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits. The valuation allowance of $845,000 relates to National whose net operating losses are restricted as to their availability.

7.  NOTES PAYABLE

     The Company had a $6.0 million note payable to a financial institution that bears interest at the institutions' prime lending rate due in November 2002. The note required monthly payments in the amount of $33,000 beginning in May 1998. Interest was payable monthly. Additionally, the Company was required to pay 75% of the excess cash flow of ATC (as defined) as supplemental principal payments. This amount must be paid prior to the end of the first quarter following the end of each fiscal year. The additional cash payment under this provision as of December 31, 1997 was $670,000, which had been classified as a current liability. The note was collateralized by a first priority lien on all the Company's assets and all of its outstanding common stock. In conjunction with the Reorganization, the Company voluntarily prepaid $3.5 million on the note. The assets and outstanding common stock collaterized by the debt was released. The remaining $1.2 million debt was assumed by the remaining shareholders.

     The Company had a $473,000 note payable bearing interest at prime due in full in December 1999 with interest payable monthly. The note was collateralized by a deed of trust on the office building. At December 31, 1998, the principal balance was $443,000. In March 1999, the Company paid the remaining principal balance of this note in full.

     In April 1999, the Company completed the purchase of a home office building located in Orange, California for $2.6 million. The Company financed $2.1 million, secured by a first trust deed. The terms of the note require monthly interest payments at prime (8.50%) at December 31, 1999 and monthly principal payments of $4,000. The note matures on April 1, 2004.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

8.  SUMMARY OF RESERVE FOR CLAIM LOSSES

     A summary of the reserve for claim losses follows:

                                                                    YEAR ENDED
                                                                DECEMBER 31, 1999
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Beginning balance...........................................         $    --
  Acquisition of National...................................           4,311
  Change in provision for claim loss........................          (1,979)
  Claims paid, net of recoupments...........................               9
                                                                     -------
Ending balance..............................................         $ 2,341
                                                                     =======

     Subsequent to the acquisition of National, the Company re-evaluated the reserve for claim losses for National. Based on that analysis of historical experience, the reserve was reduced by $2.0 million.

9.  SHAREHOLDERS' EQUITY

     CAPITAL RESTRICTIONS

     Underwritten title companies are subject to certain regulations by insurance regulatory or banking authorities, primarily relating to minimum net worth and working capital. Minimum net worth of $400,000 and minimum working capital of $10,000 is required for ATC. The net worth of ATC was $20.5 million and $15.3 million at December 31, 1999 and 1998, respectively. The working capital of ATC was $3.7 million and $5.9 million on December 31, 1999 and 1998, respectively.

     National is subject to regulations that restrict its ability to pay dividends or make other distributions of cash or property to its parent company without prior approval from the Department of Insurance of the State of New York. The maximum amount of dividends which can be paid by National to shareholders without prior approval of the Insurance Commissioner is subject to restrictions. No dividends, including all dividends paid in the preceding twelve months, which exceed 10% of the outstanding capital shares can be paid without prior approval unless after deducting dividends the Company has surplus to policyholders at least equal to the greater of 50% of its reinsurance reserves or 50% of the minimum capital required. Additionally, dividends are further limited to the Company's earned surplus. Based on this formula, National could not pay dividends or make distributions as of January 1, 2000.

     The statutory capital and surplus of National was $2.5 million as of December 31, 1999. The statutory earnings of the National was $426,000 for the year ended December 31, 1999.

     STOCK ISSUANCE

     The Company issued 3,026,400 shares to several key executives in March 1997. The shares were deemed to have no value as of this date of issuance. Subsequently, certain of these executives surrendered a total of 93,316 and 115,984 shares in 1998 and 1997, respectively.

     In February 1999, the Company completed an Initial Public Offering of 1,750,000 million shares at $6 per share, resulting in Fidelity National Financial, Inc. owning 31.5% of the outstanding shares and 37.0% owned by management. Net proceeds of approximately $8.4 million was received by the Company. Expenses incurred were approximately $2.1 million, net of gross proceeds of $10.5 million. In connection with the offering the underwriters exercised an option for over allotment to purchase an additional 150,000 shares at $6 per share on March 31, 1999.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

10.  EMPLOYEE BENEFIT PLANS

     EMPLOYEE STOCK PURCHASE PLAN

     In September 1999, shareholders approved the adoption of an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP the plan encourages a sense of proprietorship on the part of the employees of American National Financial, Inc. and its subsidiary corporations by assisting them in making regular purchases of shares of stock of the Company. Company employees may contribute an amount between 5% and 15% of their base salary and certain commissions per pay period. The Company contributes varying amounts as specified in the plan. During 1999, 30,500 shares were purchased for the benefit of the employees based on their contributions, at an average market price for the corresponding quarter. The Company made no contributions to the Plan during 1999.

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

     EMPLOYEE AND NON-EMPLOYEE DIRECTOR STOCK PURCHASE LOAN PROGRAM

     In September 1999, the Company's Board of Directors approved the adoption of the American National Financial, Inc. Employee Stock Purchase Loan Plan ("Employee Plan") and the Non-Employee Director Stock Purchase Loan Program ("Director Program"). The purpose of the Loan Plan and Loan Program is to provide key employees and directors with further incentive to maximize shareholder value. The Company authorized an aggregate of $2.0 million in loans. Loan Plan and Loan Program funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and will have a five-year term. Interest will accrue on the loans at a rate of six and one quarter percent (6 1/4%) per annum due at maturity. Loans may be prepaid any time without penalty. Through December 31, 1999, loans were made in the amount of $1,253,000 to purchase 316,767 shares of the Company's common stock at an average purchase price of $3.95 per share. The fair values of notes receivable are established using current market rates. The fair value calculated at December 31, 1999 is $1,134,000.

     STOCK OPTION PLAN

     In June 1999, shareholders approved the adoption of the Stock Option Plan ("1999 Option Plan"). Under the terms of the 1999 Option Plan, the Company may grant stock options to certain executives, key employees and branch managers of the Company and its subsidiaries. The purpose of the 1999 Plan is to attract, retain and reward key employees and to provide incentives to those persons to improve operations and increase profits. Individuals to whom options are granted may reduce the exercise price of such options by electing to defer a portion of their annual bonuses which would otherwise be payable in cash. The maximum number of shares for which options may be granted to any one person during any one calendar year under the 1999 Plan is two hundred thousand (200,000) shares. The number of shares reserved for issuance under the 1999 Plan and subsequent amendments is 1,775,000 shares of common stock. The per share option price is determined at the grant date. The option price may be less than the fair market value of the common stock at the date of grant to reflect the application of the optionee's deferred bonus, if applicable. Options granted under the 1999 Option Plan, shall be fully vested after three years and be exercisable in such installments and for such periods as may be fixed at the time of grant, however, in no event should any stock options extend for a period in excess of 10 years from the date of grant.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     In August 1998, the shareholders approved the adoption of the 1998 Incentive Stock Plan (1998 Incentive Plan). Under the terms of the 1998 Incentive Plan, the Company may grant incentive or nonqualified stock options to certain key employees and non-employee directors or officers. The number of shares issuable under the 1998 Incentive Plan is 650,000 shares at not less than 100% and 85% of fair market value on the date of the grant for incentive options and nonqualified options, respectively. An additional 200,000 shares of common stock may be authorized on the date of each annual meeting of shareholders. Officers and other key employees of the Company or of an affiliated company are eligible to receive incentive stock options. Officers and other key employees of the Company or of an affiliated company, members of the Board and other service providers are eligible to receive nonqualified stock options. The term and provision for the termination of each option shall be fixed by the Board of Directors, but no option may be exercisable more than 10 years after the date it is granted. An incentive option granted to a person who is a 10% shareholder on the date of the grant shall not be exercisable more than 5 years after the date it is granted. Each option shall vest and become exercisable in one or more installments at such time or times and subject to such conditions, including within limitation the achievement of specified performance goals or objectives, as shall be determined by the Board of Directors. As of December 31, 1998, no options had been granted under the 1998 Incentive Plan. In connection with the February 1999 Initial Public Offering, 340,040 options were granted under the 1998 Incentive Plan at an exercise price of $6 per share.

     Concurrent with the acquisition of ATC, the Chairman of the Board of FNFI was granted fully vested options for 332,904 shares of the Company's common stock at an exercise price of $0.66 per share. The options expire in 10 years. The Company recognized $414,000 in compensation expense to reflect the excess of fair market value over the exercise price of the options in 1997. Subsequent to the initial public offering these options were exercised.

     A summary of the Company's stock option activity, and related information for the year ended December 31, 1999:

                                                                         1999
                                                              ---------------------------
                                                                             WEIGHTED-
                                                               NUMBER         AVERAGE
                                                              OF SHARES    EXERCISE PRICE
                                                              ---------    --------------
Stock options outstanding, beginning of year................   332,904         $0.66
Stock options granted.......................................   376,540          6.00
Stock options exercised.....................................  (332,904)         0.66
Stock options cancelled.....................................   (40,264)         6.00
                                                              --------         -----
Stock options outstanding, end of year......................   336,276          6.00
Exercisable at end of year..................................   112,753          6.00
Weighted-average fair value of options granted during the
  year......................................................        --          1.39

     The weighted average remaining contractual life of the options outstanding at December 31, 1999 is 9.18 years.

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

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Pro forma information regarding net earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the minimum fair value method of that Statement. The minimum fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions. The risk free interest rate used for options granted during 1997 was 6.45%. The expected dividend yield used for 1997 was 0%. A weighted average expected life of 10 years was used. There were no options granted in 1998. The risk free interest rate used for options granted during 1999 was 5.19%. The expected dividend yield used for 1999 was 10%. The weighted average expected life of 7 years was used for 1999. The volatility factor for 1999 was 50%.

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1999, 1998 and 1997 follows (dollars in thousands, except per share data):

                                                               1999      1998     1997
                                                              ------    ------    -----
Pro forma basic and diluted net earnings....................  $5,509    $6,865    $ 607
Pro forma basic earnings per share..........................  $ 0.80    $ 2.13    $0.20
Pro forma diluted earnings per share........................    0.80      1.96     0.20

11.  COMMITMENTS AND CONTINGENCIES

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

     TRUST DEPOSITS

     In conducting its operations, ATC routinely holds customers' assets in trust, pending completion of real estate transactions. Such amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets. ATC has a contingent liability relating to proper disposition of these balances for its customers, which amounted to $67,513,000 and $104,688,000 at December 31, 1999 and 1998,
respectively.

     COMPLIANCE REPORTING

     The State Banking Department, State of Arizona ("State Banking Department") delivered their report of Examination of Nations Title Insurance of Arizona, Inc. ("Nations") as of and for the three-year period ending October 31, 1998, on March 4, 1999. The report as forwarded to the Company by State Banking Department indicates that the Company may not be in compliance with certain State Banking Department Regulations. The State Banking Department is providing the Company with an opportunity to present additional information prior to making their final determination as to compliance. The Company does not believe that resolution of this matter will have a material impact upon the financial statements of the Company. The Company provided additional information for the State Banking Department to review. As of December 31, 1999, the Company has not received any further correspondence from the State Banking Department.

     DEPOSITS WITH INSURANCE COMMISSIONER

     ATC is required to maintain certain amounts on deposit with the California Insurance Commissioner in order to operate in certain counties. At December 31, 1999 the amount required by the Department of

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

Insurance, State of California is $112,500. Additionally, National is required to maintain certain amounts on deposit for compliance requirements. The amount at December 31, 1999 is $515,000.

     OPERATING LEASES

     ATC leases certain of its premises and equipment under operating leases that expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years. Certain of those leases are with subsidiaries of FNFI.

     Future minimum operating lease payments are as follows:

                                                                  TO-NON-         TO
                                                                 AFFILIATE    AFFILIATES     TOTAL
                                                                 ---------    ----------    -------
                                                                       (DOLLARS IN THOUSANDS)
    2000.......................................................   $ 3,861        $231       $ 4,092
    2001.......................................................     3,344          --         3,344
    2002.......................................................     2,221          --         2,221
    2003.......................................................     1,469          --         1,469
    2004.......................................................       480          --           480
    Thereafter.................................................       279          --           279
                                                                  -------        ----       -------
    Total future minimum operating lease payments..............   $11,654        $231       $11,885
                                                                  =======        ====       =======

     Rent expense incurred under operating leases during the years ended December 31, 1999, 1998 and 1997 was $4.4 million, $3.5 million and $2.4 million respectively, including $416,000, $357,000 and $208,000 paid to an affiliate.

     CAPITAL LEASES

     In 1997, ATC entered into a capital lease arrangement with a subsidiary of FNFI, which terminated in December 1999, for certain equipment. The capital lease pertaining to certain equipment was paid in full in March 1999. Accumulated depreciation related to this equipment was $623,000, $935,000 and $312,000 at December 31, 1999, 1998 and 1997, respectively. Also in 1997, ATC entered into a capital lease agreement with FNTIC, which expires in June 2007, for three title plants. The gross amount of the title plant recorded under affiliated capital lease is $815,000 at December 31, 1999, 1998 and 1997, respectively.

     In a separate, non-affiliated transaction, ATC entered into a capital lease agreement during 1998 to purchase a copy of a title plant. The gross amount of the title plant recorded under the capital lease is $1.4 million at December 31, 1999 and 1998. The capital lease agreement expires in August 2007.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Future minimum capital lease payments are as follows:

                                                                  TO-NON          TO
                                                                 AFFILIATE    AFFILIATE      TOTAL
                                                                 ---------    ----------    -------
                                                                       (DOLLARS IN THOUSANDS)
    2000.......................................................       222         120           342
    2001.......................................................       222         120           342
    2002.......................................................       222         120           342
    2003.......................................................       222         120           342
    2004.......................................................       222         120           342
    Thereafter.................................................       649         300           949
                                                                  -------        ----       -------
    Total future minimum capital lease payments................     1,759         900         2,659
    Portion relating to interest...............................      (447)       (231)         (678)
                                                                  -------        ----       -------
    Present value of minimum capital lease payments............   $ 1,312        $669       $ 1,981
                                                                  =======        ====       =======

     Depreciation of the equipment held under capital leases is included in other operating expenses for the years ended December 31, 1999, 1998 and 1997.

12.  RELATED PARTY TRANSACTIONS

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

     ATC leases office space and title plants from subsidiaries of FNFI. See note 11. Additionally, the Company reimburses subsidiaries of FNFI for expenses incurred on its behalf. Such reimbursements aggregated $3.8 million, $4.2 million and $1.2 million for years ended December 31, 1999, 1998 and 1997, respectively.

     In June 1999, the Company acquired National from a subsidiary of FNFI for $3.25 million. Pursuant to the terms of the Stock Purchase Agreement, effective with the purchase date, National pays FNFI specific fees for certain administrative functions performs on behalf of the Company. The fee related to National at December 31, 1999 was $64,000.

13.  REORGANIZATION

     In August 1998, the Company agreed to acquire the remaining 40% of the outstanding common stock of ATC from FNFI in exchange for 43% of the then outstanding common stock of the Company (2,099,996 shares). The exchange was consummated in November 1998 upon receipt of regulatory approval. The 40% interest was accounted for at the fair value of ANFI shares of $10.7 million which resulted in the recognition of goodwill in the amount of $3.9 million, which is being amortized over 25 years. In connection with this transaction, the shareholders of the Company, other than FNFI, assumed $1.2 million of the note payable incurred in connection with the Company's acquisition of ATC. The assumption of debt by the non-FNFI shareholders was accounted for as a capital contribution. Additionally, the Company used the proceeds of a dividend from ATC of $3.5 million to repay the remaining balance of the note payable.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

     Selected unaudited pro forma results of operations assuming the acquisition of 40% of ATC at December 31, 1998 and 1997 is presented as follows (dollars in thousands, except per share data):

                                                               1998       1997
                                                              -------    -------
Total revenue...............................................  $91,425    $54,422
Net earnings................................................    9,155      2,397
Basic earnings per share....................................     1.84        .47
Diluted earnings per share..................................     1.74        .46

14.  SUBSEQUENT EVENTS

     On January 14, 2000, the Company purchased 100% of the stock of Bancserv, Inc., a California corporation located in Santa Ana, California. Bancserv, Inc, is a document company providing outsource services to the real estate and banking industry through a national network of qualified notaries public. The purchase price is $1.3 million, payable $400,000 in cash and a $900,000 promissory note that bears interest at a rate of 7.50%, and is due in full on January 2005. The note requires monthly payments of $18,000 beginning February 1, 2000.

     On February 29, 2000, the Company purchased 100% of the stock of Pioneer Land Title Corporation ("Pioneer"), a New York corporation. Pioneer provides title and escrow services in the state of New York. The purchase price is $1.8 million, payable $360,000 in cash and a $1.4 million promissory note that bears interest at 6.56% per annum from the purchase date through the fourth anniversary date.

     On February 29, 2000, the Company purchased 100% of the membership interests of Emerald Mortgagee Assistance Company, L.L.C., ("EMAC"), a full service provider of release and assignment document preparation, document retrieval and special title assistance headquartered in Colorado with operations nationwide. The purchase price of $1.9 million was paid in cash of $1.7 million, subject to certain purchase price adjustments based on the combined equity of EMAC and American Research Services, its affiliate, and 58,495 shares of the common stock of the Company.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
American National Financial, Inc.:

     We have audited the accompanying statements of combined operations, statements of shareholders' equity and cash flows of ANFI Predecessor, as defined in Note 1 to the financial statements, for the six months ended June 30, 1997 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                                          KPMG LLP

Los Angeles, California
January 22, 1999

                                ANFI PREDECESSOR

                       STATEMENTS OF COMBINED OPERATIONS

                                                              FOR THE SIX
                                                              MONTHS ENDED
                                                                JUNE 30,      DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Revenues:
Net title service revenue-related party.....................  $14,767,825     $32,702,365
Escrow fees.................................................    5,581,285       9,872,057
Other service charges.......................................    3,162,335       6,127,087
                                                              -----------     -----------
     Total revenues.........................................   23,511,445      48,701,509
                                                              -----------     -----------
Expenses:
Personnel costs.............................................   13,952,776      28,966,154
Other operating expenses....................................    6,520,630      15,925,037
Title plant rent and maintenance............................    2,009,188       4,306,505
                                                              -----------     -----------
     Total expenses.........................................   22,482,594      49,197,696
                                                              -----------     -----------
Earnings (losses) before income taxes.......................    1,028,851        (496,187)
Pro forma provision for income taxes........................           --          28,309
Provision for income taxes..................................      436,981        (182,043)
                                                              -----------     -----------
Net earnings (losses).......................................  $   591,870     $  (342,453)
                                                              ===========     ===========

                 See accompanying notes to financial statements

                                ANFI PREDECESSOR
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                     ATC              NATIONS                      RETAINED
                                COMMON STOCK       COMMON STOCK     ADDITIONAL     EARNINGS         TOTAL
                              -----------------   ---------------    PAID-IN     (ACCUMULATED   SHAREHOLDER'S
                              SHARES    AMOUNT    SHARES   AMOUNT    CAPITAL     DEFICIENCY)       EQUITY
                              ------   --------   ------   ------   ----------   ------------   -------------
BALANCE, JANUARY 1, 1996....  3,000    $300,000   1,000    $1,000   $  505,710    $(289,802)     $  516,908
Capital contribution
Predecessors of American
  Title Company.............     --          --      --        --    6,197,497           --       6,197,497
Net losses..................     --          --      --        --           --     (342,453)       (342,453)
                              -----    --------   -----    ------   ----------    ---------      ----------
BALANCE, DECEMBER 31,
  1996......................  3,000     300,000   1,000     1,000    6,703,207     (632,255)      6,371,952
Capital contribution --
  Cash......................     --          --      --        --      257,869           --         257,869
Net earnings................     --          --      --        --           --      591,870         591,870
                              -----    --------   -----    ------   ----------    ---------      ----------
BALANCE, JUNE 30, 1997......  3,000    $300,000   1,000    $1,000   $6,961,076    $ (40,385)     $7,221,691
                              =====    ========   =====    ======   ==========    =========      ==========

                 See accompanying notes to financial statements

                                ANFI PREDECESSOR

                            STATEMENTS OF CASH FLOWS

                                                               FOR THE        FOR THE
                                                              SIX MONTHS        YEAR
                                                                ENDED          ENDED
                                                               JUNE 30,     DECEMBER 31,
                                                                 1997           1996
                                                              ----------    ------------
Cash flows from operating activities:
Net earnings (losses).......................................  $  591,870    $  (342,453)
Adjustments to reconcile net earnings (losses) to cash
  provided by operating activities:
  Depreciation and amortization.............................     169,079        126,932
  Changes in:
     Accounts receivable....................................   2,574,688       (690,548)
     Prepaid expenses and other asset.......................     273,969       (237,208)
     Due to/from affiliates.................................     138,835     (1,363,685)
     Payables and accruals..................................     893,286      1,455,034
                                                              ----------    -----------
          Total cash (used in) provided by operating
            activities......................................   4,641,727     (1,051,928)
                                                              ----------    -----------
Cash flows from investing activities:
Net sales (purchase) of property and equipment..............    (286,414)        43,994
Net collection from notes receivable........................          --          7,457
                                                              ----------    -----------
          Total cash provided by (used in) investing
            activities......................................    (286,414)        51,451
                                                              ----------    -----------
Cash flows from financing activities:
Contribution from Parent....................................     257,869             --
                                                              ----------    -----------
Decrease (increase) in cash and cash equivalents............   4,613,182     (1,000,477)
Cash and cash equivalents at beginning of year..............     419,592      1,420,069
                                                              ----------    -----------
Cash and cash equivalents at end of year....................  $5,032,774    $   419,592
                                                              ==========    ===========

                 See accompanying notes to financial statements

                                ANFI PREDECESSOR

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying financial statements include the divisions and/or subsidiaries of Fidelity National Financial, Inc. ("FNFI") which were subsequently merged into or acquired by American Title Company ("ATC" or "the Company"). ATC was acquired by FNFI in January 1996 for $772,000 from an unaffiliated party. The purchase price primarily represented the value of licenses to operate as an underwritten title company in various counties in California. At the time of acquisition, the operations of the acquired company were not significant. In July 1997, 60% of ATC was sold to American National Financial, Inc. ("ANFI") for $6,000,000. ANFI is owned by certain members of management of ATC. Reference to "ANFI Predecessor" in these financial statements refers to operations of these entities.

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

2.  DESCRIPTION OF BUSINESS

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

4.  INCOME TAXES

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

                                ANFI PREDECESSOR

     Provision (benefit) for income taxes for the six months ended June 30, 1997 and for the year ended December 31, 1996 consists of the following:

                                                            FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                            ---------------------------------------
                                                             CURRENT       DEFERRED        TOTAL
                                                            ----------    -----------    ----------
Federal...................................................   $549,478      $(214,398)     $335,080
State and local...........................................    161,009        (59,108)      101,901
                                                             --------      ---------      --------
                                                             $710,487      $(273,506)     $436,981

                                                           FOR THE YEAR ENDED DECEMBER 31, 1997
                                                           -------------------------------------
                                                            CURRENT      DEFERRED       TOTAL
                                                           ---------    ----------    ----------
Federal..................................................  $395,116     $(550,860)    $(155,744)
State and local..........................................   111,557      (137,856)      (26,299)
                                                           --------     ---------     ---------
                                                           $506,673     $(688,716)    $(182,043)
                                                           ========     =========     =========

     The effective tax rate for the periods reported differs from the Federal statutory income tax rate as follows:

                                                                  FOR THE           FOR THE
                                                              SIX MONTHS ENDED     YEAR ENDED
                                                                  JUNE 30,        DECEMBER 31,
                                                                    1997              1996
                                                              ----------------    ------------
Statutory Federal income tax rate...........................        35.0%            (34.0)%
Non-deductible expenses.....................................         1.1               2.0
State taxes, net of Federal benefit.........................         6.3              (6.0)
Amortization of intangibles.................................          .6                --
Other.......................................................         (.5)              1.3
                                                                    ----             -----
                                                                    42.5%            (36.7)%
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

5.  COMMITMENTS AND CONTINGENCIES

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

                                ANFI PREDECESSOR

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

     Future minimum operating lease payments at December 31, 1996 are as follows:

1997........................................................  $2,439,937
1998........................................................   1,894,742
1999........................................................     922,414
2000........................................................     545,747
2001........................................................     298,664
Thereafter..................................................      27,848
                                                              ----------
     Total future minimum operating lease payments..........  $6,129,352
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

6.  RELATED PARTY TRANSACTIONS

     ANFI predecessor has cost reimbursement agreements with a FNFI subsidiary whereby certain expenses are paid on behalf of and are later reimbursed by ATC.

7.  SUBSEQUENT EVENTS

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS. The following is a list of the Consolidated Financial Statements of American National Financial, Inc. and its subsidiaries included in Item 8 of Part II.

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 1999 and 1998.

          Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997.

          Consolidated Statements of Comprehensive Earnings for the years ended December 31, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998.

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

          Notes to Consolidated Financial Statements.

     The following is a list of the financial statements of ANFI Predecessor included in Item 8 of Part II.

          Independent Auditors' Report.

          Statements of Combined Operations for the six months ended June 30, 1997.

          Statements of Shareholder's Equity for the six months ended June 30, 1997 and for the year ended December 31, 1996.

          Statements of Cash Flows for the six months ended June 30, 1997.

          Notes to Financial Statements.

     (a) (2) FINANCIAL STATEMENT SCHEDULES. The following is a list of financial statement schedules filed as part of this annual report on Form 10-K.

     Schedule V:  Valuation and Qualifying Accounts.

               Investments In and Advances to Affiliates and Income Thereon.

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements of notes thereto.

     (a) The following exhibits are filed herewith or are incorporated by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
2.1       Stock Purchase Agreement dated January 1, 1997 by and among the Registrant, Fidelity National Financial, Inc. and
          American Title Company, together with amendment,
          incorporated by reference from Form S-1, Registration No.
          333-62353.
2.2       Stock Purchase Agreement dated December 31, 1996 by and
          among American Title Company, Fidelity National Asset
          Recovery Services, Inc. and Fidelity National Financial,
          Inc., incorporated by reference from Form S-1, Registration
          No. 333-62353.
2.3       Stock Purchase Agreement dated December 31, 1996 by and
          among American Title Company, Nations Title Insurance of
          Arizona, Inc. and Fidelity National Financial, Inc.,
          incorporated by reference from Form S-1, Registration No.
          333-62353.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.4     Stock Purchase Agreement dated March 16, 1998 by and among
          Fidelity National Title Insurance Company of New York,
          National Title Insurance of New York, Inc. and American
          Title Company, incorporated by reference from Form S-1,
          Registration No. 333-62353.
  2.5     Stock Purchase Agreement dated August 9, 1997 by and between
          Pacific Coast Title of Santa Barbara County and American
          Title Company, incorporated by reference from Form S-1,
          Registration No. 333-62353.
  2.6     Stock Exchange Agreement dated August 21, 1998 between the
          Registrant and Fidelity National Financial, Inc,
          incorporated by reference from Form S-1, Registration No.
          333-62353.
  3.1     Amended and Restated Articles of Incorporation, incorporated by reference from Form S-1, Registration No. 333-62353.
  3.2     Bylaws of the Registrant, as amended, incorporated by
          reference from Form S-1, Registration No. 333-62353.
  4.1     Form of Common Stock Certificate, incorporated by reference from Form S-1, Registration No. 333-62353, incorporated by reference from Form S-1, Registration No. 333-62353.
 10.1     1998 Stock Incentive Plan, together with form of
          Nonqualified Stock Option Agreement and form of Incentive
          Stock Option Agreement, incorporated by reference from Form
          S-1, Registration No. 333-62353.
 10.2     Employment Agreement between the Registrant and Michael C.
          Lowther, incorporated by reference from Form S-1,
          Registration No. 333-62353.
 10.3     Employment Agreement between the Registrant and Wayne D.
          Diaz, incorporated by reference from Form S-1, Registration
          No. 333-62353.
 10.4     Employment Agreement between the Registrant and Dennis R.
          Duffy, incorporated by reference from Form S-1, Registration
          No. 333-62353.
 10.5     Employment Agreement between the Registrant and Barbara
          Ferguson, incorporated by reference from Form S-1,
          Registration No. 333-62353.
 10.6     Issuing Agency Agreement dated July 1, 1997 between Fidelity
          National Title Insurance Company and American Title Company,
          incorporated by reference from Form S-1, Registration No.
          333-62353.
 10.7     Issuing Agency Agreement dated August 25, 1997 between
          Fidelity National Title Insurance Company and Santa Barbara
          Title Company, incorporated by reference from Form S-1,
          Registration No. 333-62353.
 10.8     Credit Agreement dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1,
          Registration No. 333-62353.
 10.9     Note dated August 7, 1997 of the Registrant in favor of
          Imperial Bank, incorporated by reference from Form S-1,
          Registration No. 333-62353.
 10.10    Addendum to Note dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1,
          Registration No. 333-62353.
 10.11    Standard Sublease dated January 28, 1998 between American
          Title Company and Fidelity National Financial, Inc.,
          incorporated by reference from Form S-1, Registration No.
          333-62353.
 10.12    Form of Indemnification Agreement, incorporated by reference from Form S-1, Registration No. 333-62353.
 10.13    Title Plant Lease Agreement dated July 1, 1997 between
          Fidelity National Title Insurance Company and American Title
          Company, incorporated by reference from Form S-1,
          Registration No. 333-62353.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.14    Letter of Grant dated July 1, 1997 granting William P.
          Foley, II options to purchase 55,000 shares of common stock of the Registrant, incorporated by reference from Form S-1,
          Registration No. 333-62353.
 10.15    Stock Purchase Agreement dated January 14, 2000 by and
          between Bancserv, Inc. and American National Financial, Inc.
 21       List of Subsidiaries of Registrant, incorporated by
          reference from Form S-1, Registration No. 333-62353.
 23.1     KPMG Consent.
 27       Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter ending December 31, 1999.

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

                                          AMERICAN NATIONAL FINANCIAL, INC.

                                          By:    /s/ MICHAEL C. LOWTHER
                                            ------------------------------------

                                                     Michael C. Lowther
                                                  Chief Executive Officer
Date: March 27, 2000

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

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
          /s/ WILLIAM P. FOLEY, II             Chairman of the Board of Directors   March 27, 2000
---------------------------------------------
            William P. Foley, II

           /s/ MICHAEL C. LOWTHER              Chief Executive Officer and          March 27, 2000
---------------------------------------------  Director
             Michael C. Lowther

              /s/ WAYNE D. DIAZ                President and Director               March 27, 2000
---------------------------------------------
                Wayne D. Diaz

             /s/ CARL A. STRUNK                Executive Vice President and         March 27, 2000
---------------------------------------------  Chief Financial Officer (Principal
               Carl A. Strunk                  Financial and Accounting Officer)

             /s/ DENNIS R. DUFFY               Executive Vice President and         March 27, 2000
---------------------------------------------  Director
               Dennis R. Duffy

           /s/ BARBARA A. FERGUSON             Executive Vice President and         March 27, 2000
---------------------------------------------  Director
             Barbara A. Ferguson

              /s/ BRUCE ELIEFF                 Director                             March 27, 2000
---------------------------------------------
                Bruce Elieff

             /s/ MATTHEW K. FONG               Director                             March 27, 2000
---------------------------------------------
               Matthew K. Fong

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American National Financial, Inc.:

     Under date of February 29 2000, we reported on the consolidated balance sheets of American National Financial, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1999, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
February 29, 2000

                                                                      SCHEDULE V

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                COL. A                    COL. B              COL. C                 COL. D      COL. E
                ------                  ----------   -------------------------     ----------   ---------
                                                             ADDITIONS
                                                     -------------------------
                                        BALANCE AT   CHARGED TO                                  BALANCE
                                        BEGINNING    COSTS AND        OTHER        DEDUCTIONS    AT END
             DESCRIPTION                OF PERIOD     EXPENSES      (DESCRIBE)     (DESCRIBE)   OF PERIOD
             -----------                ----------   ----------     ----------     ----------   ---------
YEAR ENDED DECEMBER 31, 1999:
Reserve for claim losses..............    $   --      $(1,979)(6)     $4,320(5)      $   --      $2,341
Reserve for title and escrow losses...    $  991      $    10         $    5(4)      $  185(1)   $  821
Allowance on:
  Trade receivables...................     1,896        1,385            252(4)       1,436(1)    2,097
Amortization of cost in excess of net
  assets acquired and other intangible
  assets..............................       609          350             --             --         959

YEAR ENDED DECEMBER 31, 1998:
Reserve for title losses..............    $  465      $   526         $   --         $   --      $  991
Allowance on:
  Trade receivables...................     1,100          341          1,241(2)         786(1)    1,896
Amortization of cost in excess of net
  assets acquired and other intangible
  assets..............................       257          352             --             --         609

YEAR ENDED DECEMBER 31, 1997:
Reserve for title losses..............    $   --      $   465         $   --         $   --      $  465
Allowance on:
  Trade receivables...................        --          553            837(3)         290(1)    1,100
Amortization of cost in excess of net
  assets acquired and other intangible
  assets..............................        --          181             76(3)          --         257

---------------

(1) Represents uncollectible accounts written off, change in reserve due to reevaluation of specific items and change in reserve due to sale of certain assets.

(2) Represents balance sheet reclassification entries.

(3) Balances from July 1, 1997 acquisition of American Title Company and subsidiaries by American National Financial, Inc.

(4) Recovery on previous accounts written off.

(5) Reserves assumed from National acquisition in June 1999.

(6) Represents claim loss provision for current year.

                                                                      SCHEDULE V

                                                                     (CONTINUED)

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

          INVESTMENTS IN AND ADVANCES TO AFFILIATES AND INCOME THEREON
                          YEAR ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                   COL. A                       COL. B       COL. C     COL. D           COL. E
                   ------                     -----------    ------    --------    -------------------
                                                                                   AMOUNT OF INTEREST
                                               PRINCIPAL                           -------------------
                                               AMOUNT OF               CARRYING     CREDITED
                DESCRIPTION                   INVESTMENT      COST      VALUE      TO INCOME     OTHER
                -----------                   -----------    ------    --------    ----------    -----
Year ended December 31, 1999:
  CKE Restaurants(1)........................    $1,500       $1,433     $1,395(2)     $91         $--

---------------
(1) Bond purchase.

(2) The basis for fixed maturity securities is the fair value.

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Stock Purchase Agreement dated January 1, 1997 by and among the Registrant, Fidelity National Financial, Inc. and
          American Title Company, together with amendment,
          incorporated by reference from Form S-1, Registration No.
          333-62353.
 2.2      Stock Purchase Agreement dated December 31, 1996 by and
          among American Title Company, Fidelity National Asset
          Recovery Services, Inc. and Fidelity National Financial,
          Inc., incorporated by reference from Form S-1, Registration
          No. 333-62353.
 2.3      Stock Purchase Agreement dated December 31, 1996 by and
          among American Title Company, Nations Title Insurance of
          Arizona, Inc. and Fidelity National Financial, Inc.,
          incorporated by reference from Form S-1, Registration No.
          333-62353.
  2.4     Stock Purchase Agreement dated March 16, 1998 by and among
          Fidelity National Title Insurance Company of New York,
          National Title Insurance of New York, Inc. and American
          Title Company, incorporated by reference from Form S-1,
          Registration No. 333-62353.
  2.5     Stock Purchase Agreement dated August 9, 1997 by and between
          Pacific Coast Title of Santa Barbara County and American
          Title Company, incorporated by reference from Form S-1,
          Registration No. 333-62353.
  2.6     Stock Exchange Agreement dated August 21, 1998 between the
          Registrant and Fidelity National Financial, Inc,
          incorporated by reference from Form S-1, Registration No.
          333-62353.
  3.1     Amended and Restated Articles of Incorporation, incorporated by reference from Form S-1, Registration No. 333-62353.
  3.2     Bylaws of the Registrant, as amended, incorporated by
          reference from Form S-1, Registration No. 333-62353.
  4.1     Form of Common Stock Certificate, incorporated by reference from Form S-1, Registration No. 333-62353, incorporated by reference from Form S-1, Registration No. 333-62353.
 10.1     1998 Stock Incentive Plan, together with form of
          Nonqualified Stock Option Agreement and form of Incentive
          Stock Option Agreement, incorporated by reference from Form
          S-1, Registration No. 333-62353.
 10.2     Employment Agreement between the Registrant and Michael C.
          Lowther, incorporated by reference from Form S-1,
          Registration No. 333-62353.
 10.3     Employment Agreement between the Registrant and Wayne D.
          Diaz, incorporated by reference from Form S-1, Registration
          No. 333-62353.
 10.4     Employment Agreement between the Registrant and Dennis R.
          Duffy, incorporated by reference from Form S-1, Registration
          No. 333-62353.
 10.5     Employment Agreement between the Registrant and Barbara
          Ferguson, incorporated by reference from Form S-1,
          Registration No. 333-62353.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.6     Issuing Agency Agreement dated July 1, 1997 between Fidelity
          National Title Insurance Company and American Title Company,
          incorporated by reference from Form S-1, Registration No.
          333-62353.
 10.7     Issuing Agency Agreement dated August 25, 1997 between
          Fidelity National Title Insurance Company and Santa Barbara
          Title Company, incorporated by reference from Form S-1,
          Registration No. 333-62353.
 10.8     Credit Agreement dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1,
          Registration No. 333-62353.
 10.9     Note dated August 7, 1997 of the Registrant in favor of
          Imperial Bank, incorporated by reference from Form S-1,
          Registration No. 333-62353.
 10.10    Addendum to Note dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1,
          Registration No. 333-62353.
 10.11    Standard Sublease dated January 28, 1998 between American
          Title Company and Fidelity National Financial, Inc.,
          incorporated by reference from Form S-1, Registration No.
          333-62353.
 10.12    Form of Indemnification Agreement, incorporated by reference from Form S-1, Registration No. 333-62353.
 10.13    Title Plant Lease Agreement dated July 1, 1997 between
          Fidelity National Title Insurance Company and American Title
          Company, incorporated by reference from Form S-1,
          Registration No. 333-62353.
 10.14    Letter of Grant dated July 1, 1997 granting William P.
          Foley, II options to purchase 55,000 shares of common stock of the Registrant, incorporated by reference from Form S-1,
          Registration No. 333-62353.
 10.15    Stock Purchase Agreement dated January 14, 2000 by and
          between Bancserv, Inc. and American National Financial, Inc.
 21       List of Subsidiaries of Registrant, incorporated by
          reference from Form S-1, Registration No. 333-62353.

 23.1     KPMG Consent.

 27       Financial Data Schedule.