Form 10-K/A
period 1999-12-31
AMERICAN NATIONAL FINANCIAL INC
filed 2000-04-28
CIK 1068843

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                   FORM 10-K/A
                                ----------------
(MARK ONE)

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

                                 ---------------

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

                                 ---------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     As of March 31, 2000, 7,281,858, shares of Common Stock (no par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $ 23,666,038. The aggregate market value was computed with reference to the closing price on the NASDAQ National Market on such date.
================================================================================

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the director nominees, all directors, and all executive officers, and certain information about them, are set forth below:


                                                                   DIRECTOR
NAME                        AGE  PRINCIPAL OCCUPATION                SINCE
----                        ---  --------------------                -----
Michael C. Lowther          57   Chairman of the Board and           1996
                                 Chief Executive Officer
William P. Foley, II        55   Director                            1997
Wayne D. Diaz               51   President and Director              1996
Carl A. Strunk              62   Executive Vice President, Chief     1999
                                 Financial Officer and Director
Dennis R. Duffy             57   Executive Vice President and        1996
                                 Director
Barbara A. Ferguson         43   Executive Vice President and        1997
                                 Director
Bruce Elieff                43   Director                            1998
Matthew Fong                46   Director                            1998
M'Liss Jones Kane           47   Executive Vice President,            N/A
                                 General Counsel and Secretary

MICHAEL C. LOWTHER

Mr. Lowther has been Chairman of the Board of the Company since March 2000. He has been Chief Executive Officer and a director of the Company since its formation in November 1996, and of American Title Company since 1995. For approximately 15 years prior to joining American Title Company, Mr. Lowther served as Chairman of the Board and Chief Executive Officer of World Title Company which he co-founded in 1980. Mr. Lowther has 35 years of experience in the title industry.

WILLIAM P. FOLEY, II

Mr. Foley is now a director of the Company. He was Chairman of the Board from June 1997 until March 2000. Mr. Foley is the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc. and has been since its formation in 1984. Mr. Foley was President of Fidelity National Financial, Inc. from its formation in 1984 until December 31, 1994. Mr. Foley is currently serving as Chairman of the Board of CKE Restaurants, Inc., Checkers Drive-In Restaurants, Inc. and Santa Barbara Restaurant Group, Inc. He is Co-Chairman of the Board of Micro General Corporation. Additionally, he is a member of the Board of Directors of Fresh Foods, Inc., and Miravant Medical Technologies, Inc.

WAYNE D. DIAZ

Mr. Diaz has been President and a director of the Company since its formation. During the five years prior to joining the Company, Mr. Diaz held the position of Executive Vice President of Fidelity National Title Insurance Company. Mr. Diaz has 19 years of experience in the title industry.

CARL A. STRUNK

Mr. Strunk joined the Company as its Executive Vice Present and Chief Financial Officer in August 1998 and was elected a director in 1999. Mr. Strunk has been the Executive Vice President and Chief Financial Officer of CKE Restaurants, Inc. since February 1997. Mr. Strunk has been the Executive Vice President-Finance for Santa Barbara Restaurant Group, Inc. since December 1997. He held various executive positions at Fidelity National Financial, Inc. since 1992. Mr. Strunk previously served as President of Land Resources

Corporation from 1986 to 1991. Mr. Strunk is a Certified Public Accountant and is also a member of the Board of Directors of Micro General Corporation.

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

ITEM 11. EXECUTIVE COMPENSATION

   The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 1999, 1998 and 1997 for the Company's Chief Executive Officer and the three most highly compensated current executive officers whose salary and bonus exceeded $100,000 in 1999.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION


                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                                           OTHER       AWARDS-      ALL OTHER
                                                            BONUS         ANNUAL       OPTIONS     COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR      SALARY($)      ($)(1)     COMPENSATION     (#)(2)         ($)
---------------------------        ----      ---------     --------    ------------ -------------  ------------
Michael C. Lowther,                1999      $260,004      $185,000      $  9,000      $ 92,500      $  6,831
Chairman of the Board and          1998       246,667       275,000         9,675            --            --
Chief Executive Officer            1997       200,568       150,000         8,150            --            --

Wayne D. Diaz,                     1999      $260,004      $185,000      $  9,000      $ 92,500      $  3,319
President                          1998       246,667       275,000        16,200            --            --
                                   1997       195,000       150,000        15,711            --            --

Dennis R. Duffy,                   1999      $160,000      $125,000      $  9,000      $ 62,500      $  2,405
Executive Vice President           1998       151,333       160,000         7,720            --            --
                                   1997       124,133       100,000         6,578            --            --

Barbara Ferguson,                  1999      $160,000      $125,000      $  9,000      $ 62,500      $    121
Executive Vice President           1998       149,333       160,000        12,823            --            --
                                   1997        54,092       100,000         3,926            --            --

-------------------

(1) Excludes perquisites and other personal benefits, securities and properties otherwise categorized as salary or bonuses which in the aggregate, for each of the named persons did not exceed the lesser of either $50,000 or 10% of the total annual salary reported for such person.

(2) The number of options granted in 2000 for the fiscal year 1999 to the named individuals was as follows: (i) Mr. Lowther - 50,000 shares; (ii) Mr. Diaz - 50,000 shares; (iii) Mr. Duffy - 50,000; and (iv) Ms. Ferguson - 50,000 shares. The number of shares granted in 1999 to the named individuals under the 1998 Plan was as follows: (i) Mr. Lowther - 27,640; (ii) Mr. Diaz - 27,640; (iii) Mr. Duffy -10,000; and (iv) Ms. Ferguson - 10,000.

(3) The number of options granted under the 1999 Deferred Stock Option Plan to the named individuals in 2000 for the fiscal year 1999 was as follows: (i) Mr. Lowther - 61,667; (ii) Mr. Diaz - 61,667; (iii) Mr. Duffy - 41,667; and
    (iv) Ms. Ferguson - 41,667.

OFFICER AND DIRECTOR LOANS

    The board of directors adopted an Employee and a Director Stock Purchase Loan Program. The Employee Plan authorized an aggregate amount of $1.7 million be authorized to make loans to key employees to purchase shares of the Company's Common Stock through the open market or in privately negotiated transactions. The Director Plan authorized an aggregate amount of $300,000 be authorized to make loans to outside directors to purchase shares of the Company's Common Stock through the open market or in privately negotiated transactions.

    The loans are at a 6 1/4% interest rate for a term of 5 years immediately callable upon termination of employment or resignation as a director, as the case may be. At December 31, 1999 the following named executives who are also directors participated in the Employee Program:


    Michael C. Lowther $173,994 - 43,995 shares; Wayne D. Diaz $173,994 - 43,995 shares; Dennis R. Duffy $173,994 - 43,995 shares; Barbara A. Ferguson $173,994 - 43,995 shares. Additionally certain non-employee directors of the company participated in the Director Plan as follows: William P. Foley $313,189 - 79,191 shares; Matthew Fong $69,598 - 17,598 shares.

OPTION GRANTS


   The following table provides information as to options granted to the named individuals during 1999 pursuant to the Company's 1998 Stock Option Plan.





                                                                                           POTENTIAL REALIZED
                                                                                            VALUE AT ASSUMED
                                                                                            ANNUAL RATES OF
                         NUMBER OF                                                             STOCK PRICE
                        SECURITIES                                                           APPRECIATION FOR
                        UNDERLYING      MARKET PRICE AT                                        OPTION TERM
                          OPTIONS           DATE OF                          EXPIRATION        -----------
       NAME             GRANTED (#)          GRANT         EXERCISE PRICE       DATE         5%($)       10%($)
       ----             -----------          -----         --------------       ----         -----       ------
Michael Lowther           27,640            $ 6.50             $ 6.50          2/11/09      126,807      300,151
Wayne Diaz                27,640              6.50               6.50          2/11/09      126,807      300,151
Dennis Duffy              27,640              6.50               6.50          2/11/09       45,878      108,593
Barbara Ferguson          10,000              6.50               6.50          2/11/09       45,878      108,593

OPTION EXERCISES AND FISCAL YEAR-END VALUES

   There were no stock option exercises by the named individuals in 1999. The Company did not reprice any existing options during the last completed fiscal year.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Compensation Committee was formed in 1999 and currently consists of Bruce Elieff and Matthew Fong.

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

BASE SALARY

   In determining base salaries for executives for 1999, the full board considered the Company's earnings, outside surveys of salary levels of other title agents, individual performance and achievement, areas of responsibility, position tenure and internal comparability.

ANNUAL CASH  BONUSES

   Executive officers of the Company are eligible for annual bonuses which may be paid in the form of cash. Given the Company's performance in 1999, the Board of Directors approved 1999 bonuses for the executives which were paid in 2000.

STOCK OPTION GRANTS

   As indicated above, an important element of the Company's compensation philosophy is the desire to align the interests of the executive officers with the long-term interests of the Company's stockholders. In order to meet this desire, the Board of Directors and the Company's shareholders adopted a performance-based stock option plan in 1999 for executive officers, key employees and branch managers of the Company that allows participants to defer a portion of their bonus income in order to reduce their option exercise price. Additionally, the Company's Board of Directors and stockholders had previously approved the adoption of the Company's 1998 Stock Option Plan, pursuant to which the Company may grant stock options to certain key employees and non-employee directors or officers. The purpose of all the stock option plans is to attract, retain and award executive officers and directors and to furnish incentives to these persons to improve operations, increase profits and positively impact the Company's long-term performance. Consistent with these objectives, the Compensation Committee granted options in 2000 for their performance in 1999 to executive officers as follows: (i) under the 1999 Stock Option Plan as follows:
Mr. Lowther, options to purchase 50, 000 shares; Mr. Diaz, options to purchase 50,000 shares; Mr. Duffy, options to purchase 50,000 shares; Ms. Ferguson, options to purchase 50,000 shares.

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


                                             Bruce Elieff
                                             Matthew Fong
March 31, 2000

                                PERFORMANCE GRAPH

   Set forth below is a graph comparing cumulative total stockholder return on the Company's common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return of a peer group index comprised of certain companies for the industry in which the Company competes (SIC code 6361 -- Title Insurance) for the two month period beginning on February 12, 1999, the date the Company went public, and ending March 31, 1999. This peer group consists of the following companies: Capital Title Group, Inc., First American Financial, LandAmerica Financial Group, Inc. and Stewart Information Services Corp. The peer group comparison has been weighted based on the Company's stock market capitalization. The graph assumes an initial investment of $100.00 on February 12, 1999, with any dividends reinvested over the periods indicated.


                 COMPARISON OF TWO MONTH CUMULATIVE TOTAL RETURN
                   OF COMPANY, INDUSTRY INDEX AND BROAD MARKET


                                                            2/12/99            12/31/99
                                                         -------------      -------------
American National Financial                                     100.00              52.86
S&P 500 Index                                                   100.00             120.71
Peer Group                                                      100.00              49.79

                   ASSUMES $100 INVESTED ON FEBRUARY 12, 1999
                       ASSUMES DIVIDEND REINVESTED MONTHLY

                      FISCAL YEAR ENDING DECEMBER 31, 1999

BOARD MEETINGS AND COMMITTEES

   The Board of Directors held formal meetings during the year ended December 31, 1999.

   The Board presently has an Audit Committee and a Compensation Committee but does not have a Nominating Committee nor an Executive Committee. The Audit Committee, which consists of Messrs. Fong and Elieff, formed in March 1999. The Audit Committee will meet independently with the internal audit staff, representatives of the Company's independent auditors and representatives of senior management. The Audit Committee has met one time and discussed the general scope of the Company's annual audit, the fee charged by the independent auditors and other matters relating to internal control systems. In addition, the Audit Committee is responsible for reviewing and monitoring the performance of non-audit services by the Company's auditors. The Committee is responsible for recommending the engagement or discharge of the Company's independent auditors. The Audit Committee has been very satisfied with its independent auditors, KPMG Peat Marwick, LLP.

   The Compensation Committee was formed in March 1999 and currently consists of Messrs. Elieff and Fong. The Compensation Committee reviews and reports to the Board the salary, fee and benefit programs designed for senior management, officers and directors with a view to ensure that the Company is attracting and retaining highly-qualified individuals through competitive salary, fee and benefit programs and encouraging continued extraordinary effort through incentive rewards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of March 31, 2000, the following table sets forth the beneficial ownership of the Common Stock of the Company by each director who owns shares, by the director nominees, all executive officers named in the Summary Compensation Table, all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.


                             SHARES OF COMMON STOCK
                               BENEFICIALLY OWNED

NAME AND ADDRESS                       NUMBER OF SHARES     PERCENT OF TOTAL
----------------                       ----------------     ----------------
William P. Foley, II
17911 Von Karman Avenue, #300
Irvine, California 92614               2,587,091(1)(2)           35.2%

Fidelity National Financial, Inc.
17911 Von Karman, #300
Irvine, CA 92614                       2,099,996                 28.8%

Michael C. Lowther
17911 Von Karman Avenue, #200
Irvine, California 92614               1,063,350(2)              14.4%

Wayne D. Diaz
17911 Von Karman Avenue, #200
Irvine, California 92614               1,063,350(2)              14.4%

Carl A. Strunk
17911 Von Karman Avenue, #200
Irvine, California 92614                 147,326(2)               2.0%

Dennis R. Duffy
17911 Von Karman Avenue, #200
Irvine, California 92614                 149,125(2)               2.0%

Barbara A. Ferguson
17911 Von Karman Avenue, #200
Irvine, California 92614                 246,649(2)               3.4%

Bruce Elieff
17911 Von Karman Avenue, #200
Irvine, California 92614                   6,667(2)                (3)

Matthew K. Fong
17911 Von Karman Avenue, #200
Irvine, California 92614                  23,338(2)                (3)


All officers and directors as
a group (9 persons)                    3,206,900(4)              41.7%

(1) Included in this amount are 2,099,996 shares held by Fidelity National Financial, Inc., of which Mr. Foley is chairman of the Board and Chief Executive Officer; Mr. Foley is a "controlling person" of the Company.

(2) Includes currently exercisable stock options for Mr. Foley of 75,000 shares under the 1998 Stock Option Plan; Mr. Lowther of 80,094 shares under the 1998 Stock Option Plan; currently exercisable stock options for Mr. Diaz of 80,094 shares under the 1998 Stock Option Plan; currently exercisable stock options for Mr. Strunk of 36,665 shares under the 1998 Stock Option Plan; currently exercisable stock options for Mr. Duffy of 48,334 shares under the 1998 Stock Option Plan; currently exercisable stock options for Ms. Ferguson of 48,334 shares under the 1998 Stock Option Plan; currently exercisable stock options for Mr. Elieff of 6,667 shares under the 1998 Stock Option Plan; and currently exercisable stock options for Mr. Fong of 6,667 shares under the 1998 Stock Option Plan.

(3) Less than one 1 percent.

(4) Does not include shares held by Fidelity National Financial, Inc. and includes 401,855 currently exercisable stock options held by officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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



                                      AMERICAN NATIONAL FINANCIAL, INC.


                                      By: /s/    MICHAEL C. LOWTHER
                                         ---------------------------------------
                                                 MICHAEL C. LOWTHER
                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Date: April 28, 2000

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



/s/       William P. Foley, II
------------------------------------
          William P. Foley, II                        Director                      April 28, 2000

/s/       Michael C. Lowther
------------------------------------
          Michael C. Lowther             Chairman and Chief Executive Officer       April 28, 2000


/s/       Wayne D. Diaz
------------------------------------
          Wayne D. Diaz                         President and Director              April 28, 2000


/s/       Carl A. Strunk
------------------------------------
          Carl A. Strunk                   Executive Vice President, Chief          April 28, 2000
                                            Financial Officer and Director

/s/       Dennis R. Duffy
------------------------------------
          Dennis R. Duffy               Executive Vice President and Director       April 28, 2000


/s/       Barbara A. Ferguson
------------------------------------
          Barbara A. Ferguson           Executive Vice President and Director       April 28, 2000


/s/       Bruce Elieff
------------------------------------
          Bruce Elieff                                 Director                     April 28, 2000



/s/       Matthew K. Fong
------------------------------------
          Matthew K. Fong                              Director                     April 28, 2000