Form 10-Q
period 2000-03-31
AMERICAN NATIONAL FINANCIAL INC
filed 2000-05-15
CIK 1068843

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

                      For the Quarter Ended March 31, 2000

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

         Common stock, no par value, 7,326,085 shares as of May 10, 2000

       Exhibit Index appears on page 12 of 12 sequentially numbered pages.

                                    FORM 10-Q

                                QUARTERLY REPORT

                          Quarter Ended March 31, 2000

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                Number
                                                                                ------
Part I:  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  A.   Consolidated Balance Sheets as of                           3
                       March 31, 2000 and December 31, 1999

                  B.   Consolidated Statements of Earnings                         4
                       for the three-month periods ended
                       March 31, 2000 and 1999

                  C.   Consolidated Statements of Comprehensive Earnings           5
                       for the three-month periods ended
                       March 31, 2000 and 1999

                  D.   Consolidated Statements of Cash Flows                       6
                       for the three-month periods ended
                       March 31, 2000 and 1999

                  E.   Notes to Condensed Consolidated Financial Statements        8

         Item 2.  Management's Discussion and Analysis of Financial                9
                    Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Market Risk Disclosures            12


Part II: OTHER INFORMATION

         Items 1, 3, 4 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

         Item 2.   Changes in Security                                            12

         Item 6.   Exhibits and Reports on Form 8-K                               12


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN NATIONAL FINANCIAL, INC.
                        ---------------------------------
                                  (Registrant)



By: /s/ Carl A. Strunk
    ---------------------------------
    Carl A. Strunk
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and
    Accounting Officer) and Director                   Date: May 15, 2000

Part I:  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                       2000            1999
                                                                                     --------      ------------
                                                                                    (UNAUDITED)
Current assets:
Cash and cash equivalents .....................................................      $  2,489       $  3,361
Short-term investments, at cost, which approximates fair market value .........           666          1,514
Accrued investment interest ...................................................           208            245
Trade receivables, net of allowance for doubtful accounts of $2,116 in 2000 and
  $2,097 in 1999 ..............................................................         5,501          4,526
Notes receivables, net ........................................................         2,045          1,329
Deferred tax asset ............................................................         2,073          2,082
Income tax receivable .........................................................         1,305          1,128
Prepaid expenses and other current assets .....................................           969            995
                                                                                     --------       --------
       Total current assets ...................................................        15,256         15,180
Investment securities available for sale, at fair market value ................         9,921         14,022
Property and equipment, net ...................................................         7,744          7,633
Title plants ..................................................................         2,677          2,377
Deposits with the Insurance Commissioner ......................................           133            113
Intangibles, net of accumulated amortization of $1,072 in 2000 and $959 in 1999        11,908          7,999
                                                                                     --------       --------
       Total assets ...........................................................      $ 47,639       $ 47,324
                                                                                     ========       ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued expenses ...................................      $  3,462       $  5,506
Customer advances .............................................................         1,884          1,779
Current portion of long-term debt .............................................           311             53
Current portion of obligations under capital leases with affiliates ...........            69             67
Current portion of obligations under capital leases with non-affiliates .......           127            125
Reserve for claim losses ......................................................         2,369          2,341
Due to affiliate ..............................................................         1,573          1,642
                                                                                     --------       --------
       Total current liabilities ..............................................         9,795         11,513
Long-term debt ................................................................         4,040          1,991
Obligations under capital leases with affiliates ..............................           584            602
Obligations under capital leases with non-affiliates ..........................         1,154          1,187
                                                                                     --------       --------
       Total liabilities ......................................................        15,573         15,293

Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares;
  issued and outstanding, none ................................................            --             --
Common stock, no par value; authorized, 50,000,000 shares;
  issued and outstanding, 7,281,658 in 2000 and 7,180,495 in 1999 .............            --             --
Additional paid in capital ....................................................        22,245         21,884
Retained earnings .............................................................        10,003         10,336
Accumulated other comprehensive loss ..........................................          (182)          (189)
                                                                                     --------       --------
       Total shareholders' equity .............................................        32,066         32,031
                                                                                     --------       --------
       Total liabilities and shareholders' equity .............................      $ 47,639       $ 47,324
                                                                                     ========       ========


           See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            ----------------------
                                                                              2000          1999
                                                                            --------       -------
                                                                                 (UNAUDITED)
Revenues:
Net title service revenue -- related party ...........................      $  9,688       $14,277
Escrow fees ..........................................................         4,857         6,659
Other service charges ................................................         2,865         3,392
Investment income ....................................................           279            83
                                                                            --------       -------
       Total revenues ................................................        17,689        24,411
                                                                            --------       -------
Expenses:
Personnel costs ......................................................        11,817        13,829
Other operating expenses, includes $969,000 with affiliate in 2000 and
  $1,048,000 with affiliate in 1999 ..................................         5,302         4,179
Title plant rent and maintenance .....................................         1,133         1,582
                                                                            --------       -------
       Total expenses ................................................        18,252        19,590
                                                                            --------       -------
Earnings (loss) before income taxes ..................................          (563)        4,821
Income taxes (benefit) ...............................................          (231)        2,025
                                                                            --------       -------
Net earnings (loss) ..................................................      $   (332)      $ 2,796
                                                                            ========       =======
Basic net earnings (loss) ............................................      $   (332)      $ 2,796
                                                                            ========       =======
Basic earnings (loss) per share ......................................      $   (.05)      $  0.47
                                                                            ========       =======
Weighted average shares outstanding, basic basis .....................         7,229         6,007
                                                                            ========       =======
Diluted net earnings (loss) ..........................................      $   (332)      $ 2,796
                                                                            ========       =======
Diluted earnings (loss) per share ....................................      $   (.05)      $  0.46
                                                                            ========       =======
Weighted average shares outstanding, diluted basis ...................         7,229         6,139
                                                                            ========       =======
Cash dividends per share .............................................      $   0.10       $  0.10
                                                                            ========       =======


           See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                  ------------------
                                                                  2000         1999
                                                                  -----       ------
                                                                    (UNAUDITED)

Net earnings (loss) ...........................................   $(332)      $2,796

    Other comprehensive gain - unrealized gain on investment,
      securities available for sale (1)                               7           --
                                                                  -----       ------

      Comprehensive earnings (loss) ...........................   $(325)      $2,796
                                                                  =====       ======

-----------------
(1) Net of income tax expense of $4 and $0, for the three months ended March 31, 2000 and 1999, respectively.


      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     ----------------------
                                                                                      2000           1999
                                                                                     -------       --------
                                                                                          (UNAUDITED)
Cash flows from operating activities:
Net earnings (loss) ...........................................................      $  (332)      $  2,796
Adjustments to reconcile net earnings to cash provided by operating activities:
  Depreciation and amortization ...............................................          588            495
  Loss on sale of property and equipment ......................................            1             --
  Change in provision for claim losses ........................................           28             --
  Loss on sale of investments .................................................          103             --
  Changes in:
     Trade receivables, net ...................................................          (57)           458
     Accrued investment interest ..............................................           37             --
     Prepaid expenses and other assets ........................................          163              2
     Income taxes payable and deferred income taxes ...........................         (169)          (936)
     Accounts payable and other accrued expenses ..............................       (1,683)        (1,721)
     Due to (from) affiliate ..................................................          (69)            32
     Customer advances ........................................................          105              7
                                                                                     -------       --------
          Total cash provided by (used in) operating activities ...............       (1,285)         1,133
                                                                                     -------       --------

Cash flow from investing activities:
Acquisition of subsidiary, net of cash acquired ...............................       (2,747)          (106)
Purchase of title plant .......................................................           --            (75)
Collection of notes receivable ................................................            2             --
Purchase of property and equipment ............................................         (338)        (1,236)
Proceeds from sale of property and equipment ..................................            1             --
Proceeds from sale of investments .............................................        4,853             --
Additions to notes receivable .................................................         (718)            --
Purchase of investments .......................................................          (20)            (7)
                                                                                     -------       --------
          Total cash used in investing activities .............................        1,033         (1,424)
                                                                                     -------       --------

Cash flow from financing activities:
Net borrowings ................................................................           (9)          (443)
Dividend paid .................................................................         (725)            --
Proceeds from stock options exercised .........................................           --            220
Proceeds from issuance of common stock ........................................          161          9,202
Payments under capital lease obligations ......................................          (47)          (672)
                                                                                     -------       --------
          Total cash provided by financing activities .........................         (620)         8,307
                                                                                     -------       --------

Increase (decrease) in cash and cash equivalents ..............................         (872)         8,016
Cash and cash equivalents at the beginning of period ..........................        3,361         10,345
                                                                                     -------       --------
Cash and cash equivalents at end of period ....................................      $ 2,489       $ 18,361
                                                                                     =======       ========


           See accompanying notes to consolidated financial statements

                AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIRIES

                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             --------------------
                                                              2000           1999
                                                             -------       ------
                                                                  (UNAUDITED)
Supplemental disclosure of cash flow information:
  Cash paid during the year:
     Interest ............................................   $    86       $   42
     Income taxes ........................................        --        2,825

Purchase of subsidiary:
  Assets acquired ........................................     3,497           --
  Liabilities assumed ....................................      (750)          --
                                                             -------       ------
  Net cash used to acquire business ......................   $ 2,747       $   --
                                                             -------       ------
Non-cash investing activities:
  Dividend declared and unpaid ...........................   $    --       $  715


           See accompanying notes to consolidated financial statements

Notes to Condensed Consolidated Financial Statements

Note A - Basis of Financial Statements

The financial information included in this report includes the accounts of American National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note B - State Banking Department

The State Banking Department, State of Arizona ("State Banking Department") delivered their report of Examination of American Title Insurance of Arizona, Inc. (formerly known as Nations Title Insurance of Arizona, Inc.) as of and for the three-year period ending October 31, 1998, on March 4, 1999. The report as forwarded to the Company by State Banking Department indicates that the Company may not be in compliance with certain State Banking Department Regulations. The State Banking Department provided the Company with an opportunity to present additional information prior to making their final determination as to compliance. The Company subsequently provided additional information to the State Banking Department for review. The Company does not believe that resolution of this matter will have a material impact upon the financials statement of the Company. On April 18, 2000, the State Banking Department conducted an on-site review of records provided by the Company. The Company was verbally notified that a full audit for the period beginning November 1, 1998 through most current records will be conducted in late 2000.

Note C - Dividends

On April 12, 2000, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share, payable on May 12, 2000, to stockholders of record on April 28, 2000.

Note D - Acquisitions

In January 2000, the Company purchased 100% of the stock of Bancserv, Inc., a California corporation located in Santa Ana, California. Bancserv., Inc, is a document company providing outsource services to the real estate and banking industry through a national network of qualified notaries public. The purchase price was $1.3 million, $400,000 paid in cash and a $900,000 promissory note that bears interest at a rate of 7.50%, and is due in full on January 2005. The note requires monthly payments of $18,000 beginning February 1, 2000.

In February 2000, the Company purchased 100% of the stock of Pioneer Land Title Corporation ("Pioneer"), a New York corporation. Pioneer provides title and escrow services in the state of New York. The purchase price was $1.8 million, $360,000 paid in cash and a $1.4 million promissory note that bears interest at 6.56% per annum from the purchase date through the fourth anniversary date.

In February 2000, the Company purchased 100% of the membership interests of Emerald Mortgagee Assistance Company ("EMAC"), a full service provider of release and assignment document preparation, document retrieval and special title assistance headquartered in Colorado with operations nationwide. The purchase price of $1.9 million was paid in cash of $1.7 million, subject to certain purchase price adjustments based on the combined equity of EMAC and American Research Services, its affiliate, and 58,495 shares of the common stock of the Company.

These transactions were accounted for under the purchase accounting method, the results of operations were included in earnings from the date of the acquisitions through March 31, 2000.

Note E - Employee and Non-Employee Director Stock Purchase Loan Programs

In September 1999, the Company's Board of Directors approved the adoption of the American National Financial, Inc. Employee Stock Purchase Loan Plan ("Employee Plan") and the Non-employee director Stock Purchase Loan Program ("Director Program") The purchase of the Loan Plan and Loan Program is to provide key employees and directors with further incentive to maximize shareholder value. The Company authorized an aggregate of $2.0 million in loans. All loans are full recourse and unsecured, and will have a five-year term. Interest will accrue on the loans at a rate of six and one quarter percent (6 1/4%) per annum due at maturity. Loans may be repaid any time without penalty. Through March 31, 2000, additional loans were made in the amount of $613,000 to purchase 152,640 shares of the Company's common stock at an average purchase price of $3.99 per share. The total amount of loans outstanding at March 31, 2000 was $1,866,000 to purchase 469,407 shares of the Company's common stock at the average purchase price of $3.98 per share.

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

Results of Operations

Total revenues for the first quarter ended March 31, 2000 decreased 27.5% to $17.7 million from $24.4 million in the comparable 1999 period. Beginning in mid-1999 interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions, which impacted the Company's order count and premium volume.

Net Title Service Revenue. Net title service revenue decreased $4.6 million or 32.2% to $9.7 million from $14.3 million for the comparable 1999 period. The decrease in net title service revenue for the first quarter ended March 31, 2000 is consistent with the current real estate environment and the decline in opened title orders. The average fee per file increased to $1,017 in 2000 compared to $822 in the comparable 1999 period. The fee per file increase is indicative of a change in the mix of title orders closing in a refinance market to the resale higher fee per file business. Gross title premiums for quarter ended March 31, 2000 were $11.0 million compared to $16.2 million for the corresponding 1999 period.

Escrow Fees. Revenues from escrow fees decreased by $1.8 million or 27.1% to $4.9 million in the first quarter of 2000 from $6.7 million in the comparable 1999 period. Escrow fees are primarily related to title insurance activity generated by the Company's direct operations. The decrease is primarily the result of market conditions relating to the refinance activity, the recent interest rate increases and the decrease in closed title orders.

Other Service Charges. Other service charges were $2.9 million for the quarter ended March 31, 2000 compared to $3.4 million for comparable 1999 period, a decrease of $527,000 or 15.5%. The fluctuation in other fees and revenues are a result of the level and mix of business related to the decrease in closed title orders. The Company's strategy is to strengthen the ancillary service businesses through acquisitions. The Company anticipates leveraging its core title and escrow businesses and national presence to successfully expand ancillary service businesses.

Investment Income. Investment and interest income are primarily a function of securities markets and interest rates. Prior to 1999 the Company primarily invested in interest bearing accounts and certificate of deposit. During 1999 the Company strengthened its balance sheet with the acquisition of National Title Insurance of New York, Inc. ("National"), proceeds from the Initial Public Offering and shifted the emphasis to a fixed income portfolio. Investment income increased $196,000, or 236.1% to $279,000 compared to $83,000 in the corresponding 1999 period.

The Company's operating expenses consist primarily of personnel and other operating expenses, which are incurred as orders are received and processed. Net title service revenue and certain other fees are recognized as income at the time the transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel Costs. Personnel costs include base salaries, commissions and bonuses paid to employees and are the most significant operating expense incurred by the Company. As a percentage of total revenue, personnel costs increased to 66.8% for the three-month periods ended March 31, 2000 compared to 56.7% for the corresponding period in 1999. Personnel costs totaled $11.8 million and $13.8 million for the three-month periods ended March 31, 2000 and 1999, respectively. These cost fluctuate with the level of orders opened and closed and the mix of revenue. Personnel expenses have increased as a percentage of total revenue due to costs related to acquisitions and expansions made during 1999 and 2000. The quarter to quarter decrease in personnel costs is a result of the Company's efforts to maintain appropriate personnel levels and costs relative to the volume and mix of business and revenues. The Company continues to monitor the prevailing market conditions and attempts to respond as necessary.

Other Operating Expenses. Other operating expenses consist of facilities expenses, escrow losses, postage and courier services, data processing expense, general insurance, trade and notes receivable allowance and depreciation. Other operating expense increased as a percentage of total revenue to 30.0% in the three-month periods ended March 31, 2000, compared to 17.1% for the 1999 corresponding period. Other operating expenses totaled $5.3 million and $4.2 million, for the three-month periods ended March 31, 2000 and 1999, respectively. In response to market conditions, the Company implemented aggressive cost control programs in order to maintain operating expenses consistent with levels of revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in year over year percentage fluctuations. The Company continues to review operating expenses and will evaluate expenses relative to existing and projected market conditions.

Title Plant Rent and Maintenance Expense. Title plant rent and maintenance expense totaled $1.1 million and $1.6 million for the three-month periods ended March 31, 2000 and 1999, respectively. Title plant rent and maintenance expense decreased as a percentage of total revenue to 6.4% from 6.5% in the three-month periods ended March 31, 2000 and 1999, respectively. The year over year decreases in title plant expense is primarily a result of various contract negotiations within several counties in California and Arizona and the decrease in opened and closed title orders resulting in significant cost reductions for the Company.

Income tax (benefit) expense for the three-month periods ended March 31, 2000 and 1999, as a percentage of earnings before income taxes was (41.0%) and 42.0%, respectively. The fluctuations in income tax (benefit) expense as a percentage of earnings before income taxes, are attributable to the effect of state income taxes on the Company's primary subsidiary the wholly-owned underwritten title company and the ancillary service companies; a change in the amount and the characteristics of net income, operating income versus investment income; and the tax treatment of certain items.

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

One source of the Company's funds are distributions from its subsidiaries. As a holding company, the Company may receive cash from its subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses it incurs. The Company's underwritten title company collects premiums and fees and pays underwriting fees and operating expenses. The underwritten title company is restricted only to the extent of maintaining minimum levels of working capital and net worth, but are not restricted by state regulations or banking authorities in their ability to pay dividends and make distributions.

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

The Company completed a contingency plan in the event that any systems are not Y2K compliant.

This entire section "Year 2000 Issues" is hereby designated a "Year 2000 Readiness Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

     Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT THE
              MARKET RISK OF FINANCIAL INSTRUMENTS

The Company's Consolidated Balance Sheets includes a substantial amount of assets and liabilities whose fair values are subject to market risks. The following sections address the significant market risks associated with the Company's financial activities for the three-month periods ended March 31, 2000 and 1999, respectively.

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

Part II: OTHER INFORMATION

     Item 2.  Changes in Securities

The following table sets forth the range of high and low closing prices for the common stock on the NASDAQ Stock Exchange

                                                High         Low
                                              -------      -------

     January 1, 2000 through May 9, 2000:     $3.9375      $3.0000

On May 9, 2000, the last reported sale price of the common stock on the NASDAQ Stock Exchange was $3.06 per share. As of May 9, 2000, the Company had less than 800 shareholders of record.


     Item 6.  Exhibits and Reports on Form 8-K.

     (a)      Exhibits:

              Exhibit 10.16 -- Stock Purchase Agreement dated February 29,
                               2000 by and among American National Financial, Inc. and Vincent L. Prandi and Daniel A. Ferrara.

              Exhibit 10.17 -- Membership Interest Purchase Agreement dated
                               February 29, 2000 by and among American
                               National Financial, Inc. and Angela Muirhead and Lawrence E. Castle.

              Exhibit 11    -- Computation of Basic and Diluted Earnings Per
                               Share

              Exhibit 27    -- Financial Data Schedule - March 31, 2000

              Reports on Form 8-K:

                None.