Form 10-Q
period 2000-06-30
AMERICAN NATIONAL FINANCIAL INC
filed 2000-08-14
CIK 1068843

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

                       For the Quarter Ended June 30, 2000

                         Commission File Number 0-24961

                        AMERICAN NATIONAL FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                               33-0731548
--------------------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)


     1111 E. Katella Avenue, Suite 220, Irvine, California       92867
--------------------------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)


                                 (714) 289-4300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

       Common stock, no par value, 7,375,224 shares as of August 11, 2000

      Exhibit Index appears on page 12 of 12 sequentially numbered pages.

                                    FORM 10-Q
                                QUARTERLY REPORT
                           Quarter Ended June 30, 2000
                                TABLE OF CONTENTS

Part I:  FINANCIAL INFORMATION                                                      Page Number
                                                                                    -----------

         Item 1.  Condensed Consolidated Financial Statements

                  A.       Condensed Consolidated Balance Sheets as of                   3
                           June 30, 2000 and December 31, 1999

                  B.       Condensed Consolidated Statements of Earnings                 4
                           for the three-month and six-month periods ended
                           June 30, 2000 and 1999

                  C.       Condensed Consolidated Statements of Comprehensive            5
                           Earnings for the three-month and six-month periods
                           ended June 30, 2000 and 1999

                  D.       Condensed Consolidated Statements of Cash Flows               6
                           for the six-month periods ended June 30, 2000 and 1999

                  E.       Notes to Condensed Consolidated Financial Statements          8

         Item 2.  Management's Discussion and Analysis of Financial                      8
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Market Risk Disclosures                  11


Part II: OTHER INFORMATION

         Items 1, 3 and 5 of Part II have been omitted because they are not
                  applicable with respect to the current reporting period.              12

         Item 2.   Changes in Security                                                  12

         Item 4.   Submission of Matters to a Vote of Security Holders                  12

         Item 6.   Exhibits and Reports on Form 8-K                                     12


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN NATIONAL FINANCIAL, INC.
                        ---------------------------------
                                  (Registrant)


By:  /s/ Carl A. Strunk
     ---------------------------------------------------------
     Carl A. Strunk
     Executive Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer) and Director

                                                           Date: August 11, 2000

Part I:  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                     JUNE 30,     DECEMBER 31,
                                                                                       2000           1999
                                                                                     --------     ------------
                                                                                    (UNAUDITED)
Current assets:
Cash and cash equivalents .....................................................      $  6,912       $  3,361
Short-term investments, at cost, which approximates fair market value .........           685          1,514
Accrued investment interest ...................................................           168            245
Trade receivables, net of allowance for doubtful accounts of $2,165 in 2000 and
     $2,097 in 1999 ...........................................................         5,770          4,526
Notes receivables, net ........................................................         2,075          1,329
Deferred tax asset ............................................................         2,221          2,082
Income tax receivable .........................................................            --          1,128
Prepaid expenses and other current assets .....................................         1,127            995
                                                                                     --------       --------
       Total current assets ...................................................        18,958         15,180
Investment securities available for sale, at fair market value ................         8,589         14,022
Property and equipment, net ...................................................         7,404          7,633
Title plants ..................................................................         2,677          2,377
Deposits with the Insurance Commissioner ......................................           113            113
Intangibles, net of accumulated amortization of $1,207 in 2000 and $959 in 1999        11,791          7,999
                                                                                     --------       --------
       Total assets ...........................................................      $ 49,532       $ 47,324
                                                                                     ========       ========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses ...................................      $  4,570       $  5,506
Customer advances .............................................................         2,585          1,779
Current portion of long-term debt .............................................           549             53
Current portion of obligations under capital leases with affiliates ...........            71             67
Current portion of obligations under capital leases with non-affiliates .......           130            125
Reserve for claim losses ......................................................         2,361          2,341
Income tax payable ............................................................           507             --
Due to affiliate ..............................................................         2,241          1,642
                                                                                     --------       --------
       Total current liabilities ..............................................        13,014         11,513
Long-term debt ................................................................         3,627          1,991
Obligations under capital leases with affiliates ..............................           565            602
Obligations under capital leases with non-affiliates ..........................         1,121          1,187
                                                                                     --------       --------
       Total liabilities ......................................................        18,327         15,293
Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares; issued and
     outstanding, none ........................................................            --             --
Common stock, no par value; authorized, 50,000,000 shares; issued and
     outstanding, 7,326,085 in 2000 and 7,180,495 in 1999 .....................            --             --
Additional paid in capital ....................................................        22,395         21,884
Retained earnings .............................................................         9,181         10,336
Accumulated other comprehensive loss ..........................................          (371)          (189)
                                                                                     --------       --------
       Total shareholders' equity .............................................        31,205         32,031
                                                                                     --------       --------
       Total liabilities and shareholders' equity .............................      $ 49,532       $ 47,324
                                                                                     ========       ========


      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                           JUNE 30,                   JUNE 30,
                                                                                      --------------------      --------------------
                                                                                       2000         1999         2000         1999
                                                                                      -------      -------      -------      -------
                                                                                           (UNAUDITED)               (UNAUDITED)
Revenues:
Net title service revenue -- related party .....................................      $11,247      $14,542      $20,936      $28,819
Escrow fees ....................................................................        5,686        7,190       10,542       13,849
Other service charges ..........................................................        3,746        3,314        6,609        6,707
Investment income ..............................................................          237          321          518          404
                                                                                      -------      -------      -------      -------
          Total revenues .......................................................       20,916       25,367       38,605       49,779
                                                                                      -------      -------      -------      -------

Expenses:
Personnel costs ................................................................       12,705       14,563       24,523       28,392
Other operating expenses includes $962 and $889 with affiliate for the three-month period ended June 30, 2000 and 1999, respectively, and
     $1,931 and $2,047 with affiliate for the six-month period ended
     June 30, 2000 and 1999, respectively ......................................        5,674        4,641       10,974        8,820
Title plant rent and maintenance ...............................................        1,448        1,600        2,581        3,182
                                                                                      -------      -------      -------      -------
          Total expenses .......................................................       19,827       20,804       38,078       40,394
                                                                                      -------      -------      -------      -------

Earnings before income taxes ...................................................        1,089        4,563          527        9,385
Income taxes ...................................................................          446        1,916          216        3,942
                                                                                      -------      -------      -------      -------
Net earnings ...................................................................      $   643      $ 2,647      $   311      $ 5,443
                                                                                      =======      =======      =======      =======

Basic earnings per share .......................................................      $  0.09      $  0.37      $  0.04      $  0.82
                                                                                      =======      =======      =======      =======
Weighted average shares outstanding, basic basis ...............................        7,312        7,150        7,270        6,606
                                                                                      =======      =======      =======      =======

Diluted earnings per share .....................................................      $  0.09      $  0.37      $  0.04      $  0.82
                                                                                      =======      =======      =======      =======
Weighted average shares outstanding, diluted basis .............................        7,312        7,150        7,270        6,672
                                                                                      =======      =======      =======      =======
Cash dividends per share .......................................................      $  0.20      $  0.10      $  0.20      $  0.20
                                                                                      =======      =======      =======      =======


      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   ------------------      ------------------
                                                   2000         1999       2000         1999
                                                   -----       ------      -----       ------
                                                      (UNAUDITED)             (UNAUDITED)
Net earnings ................................      $ 643       $2,647      $ 311       $5,443

Other comprehensive (loss) gain -
  unrealized (loss) gain on investment,
  securities available for sale(1) ..........       (189)          13       (182)          13
                                                   -----       ------      -----       ------

Comprehensive earnings ......................      $ 454       $2,660      $ 129       $5,456
                                                   =====       ======      =====       ======


(1) Net of income tax (benefit) expense of $(114) and $7, and $(107) and $7 for the three-month and six-month periods ended June 30, 2000 and 1999, respectively.


      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                      ----------------------
                                                                       2000           1999
                                                                      ------        --------
                                                                           (UNAUDITED)
Cash flows from operating activities:
Net earnings ...................................................      $   311       $  5,443
Adjustments to reconcile net earnings to cash provided by
 (used in) operating activities:
  Depreciation and amortization ................................        1,242          1,052
  Loss on sale of investments ..................................         (139)            --
  Loss on disposal of equipment ................................           (9)            --
  Changes in:
     Accounts receivables, net .................................         (497)         1,121
     Interest receivable .......................................           77             --
     Prepaid expenses and other assets .........................         (132)           169
     Income taxes receivable (payable) and deferred income taxes        1,449         (3,185)
     Accounts payable and other accrued expenses ...............         (936)        (1,908)
     Reserve for claim loss ....................................           20             --
     Due to (from) affiliates ..................................          599            (67)
     Customer advances .........................................          806            169
                                                                      -------       --------
         Total cash provided by operating activities ...........        2,791          2,794
                                                                      -------       --------

Cash flow from investing activities:
Purchase of property and equipment .............................         (487)        (4,991)
Additions to notes receivable ..................................         (770)          (117)
Collections on notes receivable ................................           24             --
Proceeds from sales (purchase) of investment securities ........        5,437            (31)
Repayments of title plant ......................................           --           (125)
Acquisitions of subsidiaries, net of cash received .............       (2,747)         1,204
                                                                      -------       --------
         Total cash provided by (used in) investing activities .        1,457         (4,060)
                                                                      -------       --------

Cash flow from financing activities:
Borrowings .....................................................           --          2,080
Repayment of long-term debt ....................................           --           (443)
Proceeds from short term investments ...........................          829             --
Proceeds from stock options exercised ..........................           --            220
Proceeds from issuance of common stock .........................          511          9,202
Payments from sale of real estate ..............................           --            330
Payments on long-term debt .....................................         (477)            (9)
Payments of capital lease obligations ..........................          (94)          (725)
Dividends paid .................................................       (1,466)          (715)
                                                                      -------       --------
         Total cash provided by (used in) financing activities .         (697)         9,940
                                                                      -------       --------

Increase in cash and cash equivalents ..........................        3,551          8,674
Cash and cash equivalents at beginning of period ...............        3,361         10,345
                                                                      -------       --------
Cash and cash equivalents at end of period .....................      $ 6,912       $ 19,019
                                                                      =======       ========


      See accompanying notes to condensed consolidated financial statements

                AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2000       1999
                                                              ----      ------
                                                                 (UNAUDITED)
Supplemental disclosure of cash flow information:
  Cash paid during the year:
     Interest ..........................................      $222      $   89
     Income taxes ......................................      $ --      $6,341

Non-cash investing activities:
  Title plant acquired under capital lease .............      $ --      $   75

Non-cash financing activities:
  Dividend declared and unpaid .........................      $733      $  715


      See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

Note A - Basis of Financial Statements

The financial information included in this report includes the accounts of American National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. The Condensed Consolidated Financial Statement for the three-month period ended June 30, 2000 reflect the impact of the current year acquisitions of Bancserv, Inc., Pioneer Land Title Corporation and Emerald Mortgagee Assistance Company and were accounted for under the purchase accounting method. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

On June 14, 2000, the Company received the Report of Examination dated April 18, 2000. The report as forwarded to the Company by State Banking Department, indicates the Company made significant progress in complying with State Banking Regulation. The Company must correct and resolve all remaining outstanding issues and implement corrective measures that comply with State Banking Regulation by August 22, 2000. The Company does not believe that resolution of this matter will have a material impact upon the financial statement of the Company.

Note C - Dividends

On June 26, 2000, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share, payable on July 21, 2000, to stockholders of record on July 7, 2000.

Note D - Employee and Non-Employee Director Stock Purchase Loan Programs

In September 1999, the Company's Board of Directors approved the adoption of the American National Financial, Inc. Employee Stock Purchase Loan Plan ("Employee Plan") and the Non-employee director Stock Purchase Loan Program ("Director Program") The purchase of the Loan Plan and Loan Program is to provide key employees and directors with further incentive to maximize shareholder value. The Company authorized an aggregate of $2.0 million in loans. All loans are full recourse and unsecured, and have a five-year term. Interest accrues on the loans at a rate of six and one quarter percent (6 1/4%) per annum due at maturity. Loans may be repaid any time without penalty. Through March 31, 2000, additional loans were made in the amount of $613,000 to purchase 152,640 shares of the Company's common stock at an average purchase price of $3.99 per share. The total amount of loans outstanding at June 30, 2000 was $1,866,000 to purchase 469,407 shares of the Company's common stock at an average purchase price of $3.98 per share.

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

Results of Operations

Total revenues for the second quarter ended June 30, 2000 decreased 17.5% to $20.9 million from $25.3 million in the comparable 1999 period. Total revenues for the six-month period ended June 30, 2000 decreased 22.5% to $38.6 million from $49.8 million for the same prior year period. The decrease in total revenue for both the three-month and six-month periods ended June 30, 2000, respectively is coincident with interest rate increases caused by actions taken by the Federal Reserve Board beginning in mid-1999. These rate increases have resulted in a significant decline in refinancing transactions, which have impacted the Company's order count and premium volume.

Net Title Service Revenue. Net title service revenue decreased $3.3 million, or 22.7%, and $7.9 million or 27.4%, for the three-month and six-month periods ended June 30, 2000, respectively, as the result of a decrease in open title orders and the decline in the refinance business. The average fee per file increased to $1,060 in 2000 compared with $957 in the comparable 1999 period. The fee per file increase is indicative of a change in the mix of title orders closing in a refinance market to the higher fee per file resale business.

Escrow Fees. Escrow fees for the second quarter of 2000 decreased $1.5 million, or 20.9% to $5.7 million from $7.2 million in the second quarter of 1999. For the six months ended June 30, 2000, escrow fees were $10.5 million, a decrease of $3.3 million, or 23.9%, from escrow fees of $13.9 million in the first six months of 1999. Escrow fees are primarily related to title insurance activity generated by the Company's direct operations. The decrease in escrow fees is primarily the result of market conditions relating to the refinance activity, the recent interest rate increases and the decrease in closed title orders.

Other Service Charges. Other service charges trend closely with the level and mix of business, as well as the performance of certain Company title-related subsidiaries. Other service charges for the second quarter of 2000 increased $432,000, or 13.0% to $3.7 million from $3.3 million in the comparable 1999 period. The slight increase in the three-month period ended June 30, 2000 can be attributed to the contribution of the recent acquisitions during 2000 and the Company's strategy to strengthen its ancillary service business. Other services charges totaled $6.6 million for the six-month period ended June 30, 2000, a decrease of $98,000, or 1.5% from other service charges of $6.7 million for the 1999 period. The Company continues to leverage its core title and escrow businesses and national presence to successfully expand ancillary service businesses.

Investment Income. Investment and interest income are primarily a function of securities markets and interest rates. Prior to 1999 the Company primarily invested in interest bearing accounts and certificates of deposits. During 1999 the Company strengthened its balance sheet with the acquisition of National Title Insurance of New York, Inc. ("National"), proceeds from the Initial Public Offering ("IPO") and the shift to a fixed income portfolio. Investment income in the second quarter of 2000 decreased $84,000 or 26.2% to $237,000 from $321,000 in the corresponding 1999 period. The decrease in investment and interest income earned in the second quarter ended June 30, 2000 is primarily the result of liquidation of certain securities available for sale for the purpose of acquisitions. Investment and interest income for the six-month period ended June 30, 2000 totaled $518,000 compared with $404,000 in the comparable 1999 period, an increase of 28.2%.

The Company's operating expenses consist primarily of personnel and other operating expenses, which are incurred as orders are received and processed. Net title service revenue and certain other fees are recognized as income at the time the transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel Costs. Personnel costs include base salaries, commissions and bonuses paid to employees and are the most significant operating expense incurred by the Company. Personnel costs, as a percentage of total revenue, increased to 60.7% for the three-month period ended June 30, 2000 compared with 57.4% for the corresponding period in 1999. For the six-month periods ended June 30, 2000 and 1999, personnel expenses as a percentage of total revenue were 63.5% and 57.0%, respectively. Personnel costs totaled $12.7 million and $14.6 million for the three-month periods ended March 31, 2000 and 1999, respectively and $24.5 million and $28.4 million for the six-month periods ended June 30, 2000 and 1999, respectively. These expenses fluctuate with the level of orders opened and closed and the mix of revenue. Personnel expenses have increased as a percentage of total revenue due to the result of higher percentages of personnel costs in the businesses acquired in fiscal year 2000. The Company continues to monitor the prevailing market conditions and attempts to respond as necessary.

Other Operating Expenses. Other operating expenses consist of facilities expenses, escrow losses, postage and courier services, data processing expense, general insurance, trade and notes receivable allowance and depreciation. Other operating expense increased as a percentage of total revenue to 27.1% in the three-month periods ended June 30, 2000, compared with 18.3% for the corresponding 1999 period. Other operating expenses as a percentage of total revenue increased to 28.4% for the six-month period ended June 30, 2000 compared with 17.7% for the corresponding 1999 period. The increase in the three and six-month periods can be attributed to expenses related to the Company's non-title operations, primarily Bancserv, Inc., Emerald Mortgagee Assistance Company and Pioneer Land Title Corporation, which were all acquired in 2000. Other operating expenses totaled $5.7 million and $4.6 million, for the three-month periods ended June 30, 2000 and 1999, respectively. For the six -month periods ended June 30, 2000 and 1999, other operating expenses totaled $11.0 million and $8.8 million, respectively. In response to market conditions, the Company implemented aggressive cost control programs in order to maintain operating expenses consistent with levels of revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in quarter over quarter and year over year percentage fluctuations. The Company continues to review operating expenses and will evaluate expenses relative to existing and projected market conditions.

Title Plant Rent and Maintenance Expense. Title plant rent and maintenance expense totaled $1.4 million and $1.6 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $2.6 million and $3.2 million for the six-month periods ended June 30, 2000 and 1999, respectively. Title plant rent and maintenance expense increased as a percentage of total revenue to 6.9% from 6.3% in the three-month periods ended June 30, 2000 and 1999, respectively, and 6.7% from 6.4% for the comparable six-month periods. The relatively comparable year over year increases in title plant expense is primarily a result of various contract renegotiations within several counties in California and Arizona resulting in maintaining consistent cost reductions for the Company.

Income tax expense for the three-month and six-month periods ended June 30, 2000 and 1999, as a percentage of earnings before income taxes was 41.0% and 42.0%, respectively. Income tax expense for the six-month periods ended June 30, 2000 and 1999 was 41.0% and 42.0%, respectively. Fluctuations in income tax expense as a percentage of earnings before income taxes can occur and would be attributable to the effect of state income taxes on the Company's primary subsidiary the wholly-owned underwritten title company and the ancillary service companies; a change in the amount and the characteristics of net income, operating income versus investment income; and the tax treatment of certain items.

Liquidity and Capital Resources

The Company's current cash requirements include debt service, debt relating to capital leases, personnel and other operating expenses, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds. The Company's cash requirements include expenses relating to the development of National's business. While the Company presently has in place much of the infrastructure (principally consisting of personnel) that will be used for this development, management believes that additional cash resources will be required. The development of direct sales operations for the expansion of National would require more cash resources than developing these operations using agency relationships. Cash requirements for the development of National are expected to be met from current cash balances and internally generated funds.

One source of the Company's funds is distributions from its subsidiaries. As a holding company, the Company may receive cash from its subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses it incurs. The Company's underwritten title company collects premiums and fees and pays underwriting fees and operating expenses. The underwritten title company is restricted only to the extent of maintaining minimum levels of working capital and net worth, but are not restricted by state regulations or banking authorities in their ability to pay dividends and make distributions.

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

In December 1998, the Company entered into an agreement to purchase a home office building in Orange, CA for $2.6 million. On April 14, 1999 the Company completed the purchase of the home office building. The Company financed $2.1 million, secured by a first trust deed. The terms of the note require monthly interest payments at prime and monthly principal payments of $4,000. The note matures on April 1, 2004. In June 2000, the Company completed the relocation of its executive and other related operation offices to the home office building.

Year 2000

Our operational and financial systems successfully handled the transition into Year 2000. All operations were fully functional on January 1, 2000. No communication interruptions were identified with any customers or vendors. Although no Y2K related problems are anticipated, we are continuing to monitor all systems throughout the first quarter 2001.

          Item 3. Quantitative and Qualitative Market Risk Disclosures

The Company's Consolidated Balance Sheets includes a substantial amount of assets and liabilities whose fair values are subject to market risks. The following sections address the significant market risks associated with the Company's financial activities for the six-month periods ended June 30, 2000.

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

Part II: OTHER INFORMATION

         Item 2.  Changes in Securities

The following table sets forth the range of high and low closing prices for the common stock on the NASDAQ Stock Exchange

                                                      High         Low
                                                     -------     -------
         January 1, 2000 through August 11, 2000:    $3.9375     $2.7500

On August 11, 2000, the last reported sale price of the common stock on the NASDAQ Stock Exchange was $3.03 per share. As of August 11, 2000, the Company had less than 800 shareholders of record.

         Item 4.

On June 27, 2000 the Company held its Annual Meeting of Shareholders pursuant to a Notice and Proxy Statement dated May 18, 2000. At the meeting, shareholders elected Michael C. Lowther, William P. Foley, II, Wayne D. Diaz, Carl A. Strunk, Dennis R. Duffy, Barbara A. Ferguson, Bruce Elieff and Matthew K. Fong as Directors by a vote of 6,728,876 for and 16,444 withheld, as recommended by management.

         Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

         Exhibit 10.18 Charter of the Audit Committee of the American National Financial, Inc. Board of Directors

         Exhibit 11      Computation of Basic and Diluted Earnings Per Share

         Exhibit 27      Financial Data Schedule - June 30, 2000

         (b)      Reports on Form 8-K:

         None.