Form 10-Q
period 2000-09-30
AMERICAN NATIONAL FINANCIAL INC
filed 2000-11-13
CIK 1068843

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

                    For the Quarter Ended September 30, 2000

                         Commission File Number 0-24961

                        AMERICAN NATIONAL FINANCIAL, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                           33-0731548
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


     1111 E. Katella Avenue, Suite 220, Orange, California  92867
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

      Common stock, no par value, 7,439,937 shares as of November 13, 2000

       Exhibit Index appears on page 12 of 12 sequentially numbered pages.

                                    FORM 10-Q
                                QUARTERLY REPORT
                        Quarter Ended September 30, 2000

                                TABLE OF CONTENTS


Part I:  FINANCIAL INFORMATION                                                                   Page Number
                                                                                                 -----------

         Item 1.  Condensed Consolidated Financial Statements

                  A.       Condensed Consolidated Balance Sheets as of                                3
                           September 30, 2000 and December 31, 1999

                  B.       Condensed Consolidated Statements of Earnings                              4
                           for the three-month and nine-month periods ended
                           September 30, 2000 and 1999

                  C.       Condensed Consolidated Statements of Comprehensive                         5
                           Earnings for the three-month and nine-month periods
                           ended September 30, 2000 and 1999

                  D.       Condensed Consolidated Statements of Cash Flows                            6
                           for the nine-month periods ended September 30, 2000 and 1999

                  E.       Notes to Condensed Consolidated Financial Statements                       8

         Item 2.  Management's Discussion and Analysis of Financial                                   8
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Market Risk Disclosures                               11


Part II: OTHER INFORMATION

         Item 2.  Changes in Security                                                                12

         Item 6.  Exhibits and Reports on Form 8-K                                                   12


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN NATIONAL FINANCIAL, INC.
                        ---------------------------------
                                  (Registrant)


By: /s/ Carl A. Strunk
    ------------------------------------------------
    Carl A. Strunk
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and
    Accounting Officer) and Director                     Date: November 13, 2000

Part I:  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                        2000            1999
                                                                                      --------        --------
                                                                                     (UNAUDITED)

Current assets:
Cash and cash equivalents .....................................................       $  7,794        $  3,361
Short-term investments, at cost, which approximates fair market value .........            735           1,514
Accrued investment interest ...................................................            174             245
Trade receivables, net of allowance for doubtful accounts of $2,404 in 2000 and
     $2,097 in 1999 ...........................................................          6,106           4,526
Notes receivables, net ........................................................          2,187           1,329
Deferred tax asset ............................................................          2,183           2,082
Income tax receivable .........................................................             --           1,128
Prepaid expenses and other current assets .....................................          1,047             995
                                                                                      --------        --------
       Total current assets ...................................................         20,226          15,180
Investment securities available for sale, at fair market value ................          8,556          14,022
Property and equipment, net ...................................................          7,665           7,633
Title plants ..................................................................          2,999           2,377
Deposits with the Insurance Commissioner ......................................            113             113
Intangibles, net of accumulated amortization of $1,338 in 2000 and
     $959 in 1999 .............................................................         11,650           7,999
                                                                                      --------        --------
       Total assets ...........................................................       $ 51,209        $ 47,324
                                                                                      ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses ...................................       $  5,559        $  5,506
Customer advances .............................................................          2,822           1,779
Current portion of long-term debt .............................................            552              53
Current portion of obligations under capital leases with affiliates ...........             92              67
Current portion of obligations under capital leases with non-affiliates .......            132             125
Reserve for claim losses ......................................................          2,392           2,341
Income tax payable ............................................................            987              --
Due to affiliate ..............................................................          1,738           1,642
                                                                                      --------        --------
       Total current liabilities ..............................................         14,274          11,513
Long-term debt ................................................................          3,579           1,991
Obligations under capital leases with affiliates ..............................            847             602
Obligations under capital leases with non-affiliates ..........................          1,087           1,187
                                                                                      --------        --------
       Total liabilities ......................................................         19,787          15,293
Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares; issued and
     outstanding, none ........................................................             --              --
Common stock, no par value; authorized, 50,000,000 shares; issued and
     outstanding, 7,375,224 in 2000 and 7,180,495 in 1999 .....................             --              --
Additional paid in capital ....................................................         22,548          21,884
Retained earnings .............................................................          9,265          10,336
Accumulated other comprehensive loss ..........................................           (391)           (189)
                                                                                      --------        --------
       Total shareholders' equity .............................................         31,422          32,031
                                                                                      --------        --------
       Total liabilities and shareholders' equity .............................       $ 51,209        $ 47,324
                                                                                      ========        ========



      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                                               SEPTEMBER 30,       SEPTEMBER 30
                                                             -----------------   -----------------
                                                              2000      1999      2000      1999
                                                             -------   -------   -------   -------
                                                                (UNAUDITED)         (UNAUDITED)

Revenues:
Net title service revenue -- related party ...............   $11,201   $12,136   $32,137   $40,855
Escrow fees ..............................................     5,600     6,128    16,142    19,978
Other service charges ....................................     4,513     2,891    11,124     9,772
Investment income ........................................       248       313       765       642
                                                             -------   -------   -------   -------
       Total revenues ....................................    21,562    21,468    60,168    71,247
                                                             -------   -------   -------   -------

Expenses:
Personnel costs ..........................................    13,043    13,436    37,566    41,828
Other operating expenses includes $921 and $954
     with affiliate for the three-month periods ended
     September 30, 2000 and 1999, respectively, and $2,824
     and $3,013 with affiliate for the nine-month periods
     ended September 30, 2000 and 1999, respectively .....     5,728     5,249    16,703    14,069
Title plant rent and maintenance .........................     1,407     1,523     3,987     4,705
                                                             -------   -------   -------   -------
       Total expenses ....................................    20,178    20,208    58,256    60,602
                                                             -------   -------   -------   -------

Earnings before income taxes .............................     1,384     1,260     1,912    10,645
Income taxes .............................................       567       517       784     4,459
                                                             -------   -------   -------   -------
Net earnings .............................................   $   817   $   743   $ 1,128   $ 6,186
                                                             =======   =======   =======   =======

Basic earnings per share .................................   $  0.11   $  0.10   $  0.15   $  0.91
                                                             =======   =======   =======   =======
Weighted average shares outstanding, basic basis .........     7,368     7,150     7,303     6,773
                                                             =======   =======   =======   =======

Diluted earnings per share ...............................   $  0.11   $  0.10   $  0.15   $  0.91
                                                             =======   =======   =======   =======
Weighted average shares outstanding, diluted basis .......     7,368     7,150     7,303     6,817
                                                             =======   =======   =======   =======
Cash dividends per share .................................   $  0.10   $  0.10   $  0.30   $  0.30
                                                             =======   =======   =======   =======



      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)

                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                            SEPTEMBER 30,           SEPTEMBER 30,
                                         ------------------      -------------------
                                         2000          1999       2000        1999
                                         ----         -----      -------     -------
                                            (UNAUDITED)             (UNAUDITED)

Net earnings ..........................  $817         $ 743      $ 1,128     $ 6,186

Other comprehensive gain (loss) -
  unrealized gain (loss) on investment,
  securities available for sale(1) ....   (20)         (133)        (391)       (120)
                                         ----         -----      -------     -------

Comprehensive earnings ................  $797         $ 610      $   737     $ 6,066
                                         ====         =====      =======     =======


----------
(1) Net of income tax (benefit) of ($12) and ($60), and ($230) and ($55) for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively.



      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    --------------------
                                                                     2000         1999
                                                                    -------     --------
                                                                        (UNAUDITED)

Cash flows from operating activities:
Net earnings ...................................................    $ 1,128     $  6,186
Adjustments to reconcile net earnings to cash provided by
 (used in) operating activities:
  Depreciation and amortization ................................      1,874        1,738
  Loss on sale of investments ..................................        139           --
  (Gain) on disposal of property and equipment .................       (194)          (5)
  Changes in:
     Accounts receivables, net .................................       (833)       1,941
     Interest receivable .......................................         71         (234)
     Prepaid expenses and other assets .........................        (52)          59
     Income taxes receivable (payable) and deferred income taxes      2,147       (3,115)
     Accounts payable and other accrued expenses ...............         53       (2,581)
     Reserve for claim loss ....................................         51          195
     Due to (from) affiliates ..................................         96         (221)
     Customer advances .........................................      1,043         (594)
                                                                    -------     --------
          Total cash provided by operating activities ..........      5,523        3,369
                                                                    -------     --------

Cash flow from investing activities:
Purchase of property and equipment .............................     (1,176)      (5,679)
Additions to notes receivable ..................................       (975)        (280)
Collections on notes receivable ................................        117          156
Proceeds from sales of investment securities ...................      4,992           --
Purchase of investment securities...............................         --      (11,344)
Proceeds from sale of property and equipment ...................        194          330
Proceeds from short term investments ...........................        779           --
Acquisitions of subsidiaries, net of cash received .............     (3,140)       1,235
                                                                    -------     --------
     Total cash provided by (used in) investing activities .....        791      (15,582)
                                                                    -------     --------

Cash flow from financing activities:
Borrowings .....................................................         --        2,080
Repayment of long-term debt ....................................       (525)        (465)
Proceeds from stock options exercised ..........................         --          220
Proceeds from issuance of common stock .........................        664        9,202
Payments of capital lease obligations ..........................        179         (770)
Dividends paid .................................................     (2,199)      (1,430)
                                                                    -------     --------
     Total cash provided by (used in) financing activities .....     (1,881)       8,837
                                                                    -------     --------

Increase (decrease) in cash and cash equivalents ...............      4,433       (3,376)
Cash and cash equivalents at beginning of period ...............      3,361       10,345
                                                                    -------     --------
Cash and cash equivalents at end of period .....................    $ 7,794     $  6,969
                                                                    =======     ========


      See accompanying notes to condensed consolidated financial statements

                AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN THOUSANDS)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                           2000           1999
                                                           ----          ------
                                                              (UNAUDITED)

Supplemental disclosure of cash flow information:
  Cash paid during the year:
     Interest ...................................        $   125         $  132
     Income taxes ...............................             42          6,583

Non-cash financing activities:
  Dividend declared and unpaid ..................            733            715

Purchase of subsidiaries:
  Assets acquired ...............................          5,750             --
  Liabilities assumed and debt issued ...........         (2,610)            --
                                                         -------         ------
  Net cash used to acquire business .............        $ 3,140         $   --
                                                         =======         ======



      See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

Note A - Basis of Financial Statements

The financial information included in this report includes the accounts of American National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. The Condensed Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2000 reflect the impact of the current year acquisitions of Chicago Title Insurance Company, Pima County, Arizona operation, Bancserv, Inc., Pioneer Land Title Corporation and Emerald Mortgagee Assistance Company, all of which were accounted for under the purchase accounting method. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note B - State Banking Department

The State Banking Department, State of Arizona ("State Banking Department") delivered their report of Examination of American Title Insurance of Arizona, Inc. (formerly known as Nations Title Insurance of Arizona, Inc.) as of and for the three-year period ending October 31, 1998, on March 4, 1999. The report as forwarded to the Company by State Banking Department indicated that the Company may not have been in compliance with certain State Banking Department Regulations. The State Banking Department provided the Company with an opportunity to present additional information prior to making their final determination as to compliance. The Company subsequently provided additional information to the State Banking Department for review.

On September 15, 2000, the Company received notice from the State Banking Department stating the matters detailed in the Report of Examination were complete and required no further response.

Note C - Dividends

On September 25, 2000, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share, payable on October 23, 2000, to stockholders of record on October 9, 2000.

Note D - Employee and Non-Employee Director Stock Purchase Loan Programs

In September 1999, the Company's Board of Directors approved the adoption of the American National Financial, Inc. Employee Stock Purchase Loan Plan ("Employee Plan") and the Non-employee director Stock Purchase Loan Program ("Director Program"). The purpose of the Loan Plan and Loan Program is to provide key employees and directors with further incentive to maximize shareholder value. The Company authorized an aggregate of $2.0 million in loans. All loans are full recourse, unsecured and have a five-year term. Interest accrues on the loans at a rate of six and one quarter percent (6 1/4%) per annum due at maturity. Loans may be repaid any time without penalty. The total amount of loans outstanding at September 30, 2000 was $1.9 million to purchase 469,407 shares of the Company's common stock at an average purchase price of $3.98 per share. For the nine-months ended September 30, 2000 all interest on the loans was paid current in cash.

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

Results of Operations

Total revenues for the third quarter ended September 30, 2000 increased 1.0% to $21.6 million from $21.5 million in the comparable 1999 period. Total revenues for the nine-month period ended September 30, 2000 decreased 15.4% to $60.2 million from $71.2 million for the same prior year period. The slight increase in total revenues for the three-month period is a result of the increase of revenue from the current year acquisitions of ancillary service companies. The decrease in revenues for the nine-month period ended September 30, 2000 is coincident with interest rate increases caused by actions taken by the Federal Reserve Board beginning in mid-1999. These rate increases have resulted in a significant decline in refinancing transactions, which have impacted the Company's order count and premium volume.

Net Title Service Revenue. Net title service revenue decreased $935,000, or 7.7%, and $8.7 million or 21.3%, for the three-month and nine-month periods ended September 30, 2000, respectively, as the result of a decrease in open title orders and the decline in the refinance business. The average fee per file increased to $1,094 in 2000 compared with $919 in the comparable 1999 period. The fee per file increase is indicative of a change in the mix of title orders closing in a refinance market to the higher fee per file resale business.

Escrow Fees. Escrow fees for the third quarter of 2000 decreased $528,000, or 8.6% to $5.6 million from $6.1 million in the third quarter of 1999. For the nine months ended September 30, 2000, escrow fees were $16.1 million, a decrease of $3.9 million, or 19.2%, from escrow fees of $20.0 million in the first nine months of 1999. Escrow fees are primarily related to title insurance activity generated by the Company's direct operations. The decrease in escrow fees is primarily the result of market conditions relating to the refinance activity, the recent interest rate increases causing the decrease in closed title orders.

Other Service Charges. Other service charges trend closely with the level and mix of business, as well as the performance of certain ancilliary service businesses. Other service charges for the third quarter of 2000 increased $1.6 million, or 55.2% to $4.5 million from $2.9 million in the comparable 1999 period. The increase in the three-month period ended September 30, 2000 can be attributed to the contribution of the recent acquisitions during 2000 and the Company's strategy to strengthen its ancillary service business. Other services charges totaled $11.1 million for the nine-month period ended September 30, 2000, an increase of $1.3 million, or 13.3% from other service charges of $9.8 million for the 1999 period. The Company continues to leverage its core title and escrow businesses and national presence to successfully expand ancillary service businesses.

Investment Income. Investment and interest income are primarily a function of securities markets and interest rates. Prior to 1999 the Company primarily invested in interest bearing accounts and certificates of deposits. During 1999 the Company strengthened its balance sheet with the acquisition of National Title Insurance of New York, Inc. ("National"), proceeds from the Initial Public Offering ("IPO") and the shift to a fixed income portfolio. Investment income in the third quarter of 2000 decreased $65,000 or 21.0% to $248,000 from $313,000 in the corresponding 1999 period. The decrease in investment and interest income earned in the third quarter ended September 30, 2000 is primarily the result of liquidation of certain securities available for sale for the purpose of acquisitions. Investment and interest income for the nine-month period ended September 30, 2000 totaled $765,000 compared with $642,000 in the comparable 1999 period, an increase of $123,000 or 19.2%.

The Company's operating expenses consist primarily of personnel and other operating expenses, which are incurred as orders are received and processed. Net title service revenue and certain other fees are not recognized as income until the transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel Costs. Personnel costs include base salaries, commissions and bonuses paid to employees and are the most significant operating expense incurred by the Company. Personnel costs, as a percentage of total revenue, decreased to 60.5% for the three-month period ended September 30, 2000 compared with 62.6% for the corresponding period in 1999. The decrease in personnel costs as a percentage of revenue for the three-month period ended September 30, 2000 is the result of the Company's attempts to respond as necessary to prevailing market conditions. For the nine-month periods ended September 30, 2000 and 1999, personnel expenses as a percentage of total revenue were 62.4% and 58.7%, respectively. Personnel expenses, as a percentage of revenues, for the nine-month period ended
September 30, 2000 increased due to additional staffing costs from the businesses acquired in fiscal year 2000. Personnel costs totaled $13.0 million and $13.4 million for the three-month periods ended September 30, 2000 and 1999, respectively and $37.6 million and $41.8 million for the nine-month periods ended September 30, 2000 and 1999, respectively. These expenses fluctuate with the level of orders opened and closed and the mix of revenue.

Other Operating Expenses. Other operating expenses consist of facilities expenses, escrow losses, postage and courier services, data processing expense, general insurance, trade and notes receivable allowance and depreciation. Other operating expense increased as a percentage of total revenue to 26.6% in the three-month period ended September 30, 2000, compared with 24.5% for the corresponding 1999 period. Other operating expenses as a percentage of total revenue increased to 27.8% for the nine-month period ended September 30, 2000 compared with 19.8% for the corresponding 1999 period. The increase in the three and nine-month periods can be attributed to expenses related to the Company's non-title operations, primarily Bancserv, Inc., Emerald Mortgagee Assistance Company and Pioneer Land Title Corporation, which were all acquired in 2000. Other operating expenses totaled $5.7 million and $5.2 million, for the three-month periods ended September 30, 2000 and 1999, respectively. For the nine-month periods ended September 30, 2000 and 1999, other operating expenses totaled $16.7 million and $14.1 million, respectively. In response to market conditions, the Company maintains aggressive cost control programs in order to keep operating expenses consistent with levels of revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in quarter over quarter and year over year percentage fluctuations.

Title Plant Rent and Maintenance Expense. Title plant rent and maintenance expense totaled $1.4 million and $1.5 million for the three-month periods ended September 30, 2000 and 1999, respectively, and $4.0 million and $4.7 million for the nine-month periods ended September 30, 2000 and 1999, respectively. Title plant rent and maintenance expense decreased as a percentage of total revenue to 6.5% from 7.1% in the three-month periods ended September 30, 2000 and 1999, respectively, and remained consistent at 6.6% of total revenues for the nine-month periods ended September 30, 2000 and 1999. The flat year over year comparison in title plant expense is primarily a result of various contract renegotiations within several counties in California and Arizona resulting in maintaining consistent cost reductions for the Company.

Income tax expense for the three-month and nine-month periods ended September 30, 2000 and 1999, as a percentage of earnings before income taxes was 41.0% and 41.0%, respectively. Income tax expense for the nine-month periods ended September 30, 2000 and 1999 was 41.0% and 42.0%, respectively. Fluctuations in income tax expense as a percentage of earnings before income taxes is attributable to the effect of state income taxes on the Company's primary subsidiary the wholly-owned underwritten title company and the ancillary service companies; a change in the amount and the characteristics of net income, operating income versus investment income; and the tax treatment of certain items.

Liquidity and Capital Resources

The Company's current cash requirements include debt service, debt relating to capital leases, personnel and other operating expenses, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds. The Company's cash requirements include expenses relating to the development of National Title Insurance of New York, Inc. ("National") business. While the Company presently has in place much of the infrastructure (principally consisting of personnel) that will be used for this development, management believes that additional cash resources will be required. The development of direct sales operations for the expansion of National would require more cash resources than developing these operations using agency relationships. Cash requirements for the development of National are expected to be met from current cash balances and internally generated funds.

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

National is subject to regulations that restrict its ability to pay dividends or make other distributions of cash or property to its parent company without prior approval from the Department of Insurance of the State of New York. The maximum amount of dividends which can be paid by National to shareholders without prior approval of the Insurance Commissioner is subject to restrictions. No dividends, including any dividends paid in the preceding twelve months, which exceed 10% of the outstanding capital shares can be paid without prior approval unless after deducting dividends the Company has surplus to policyholders at least equal to the greater of 50% of its reinsurance reserves or 50% of the minimum capital required. Additionally, dividends are further limited to the Company's earned surplus.

The Company's other subsidiary operations collect revenue and pay operating expenses; however, they are not regulated by insurance regulatory or banking authorities. Positive cash flow from the underwritten title companies and other subsidiary operations is invested primarily in cash and cash equivalents.

In December 1998, the Company entered into an agreement to purchase a home office building in Orange, CA for $2.6 million. On April 14, 1999 the Company completed the purchase of the home office building. The Company financed $2.1 million, secured by a first trust deed. At September 30, 2000 the remaining obligation on the note payable is $2.0 million. The terms of the note require monthly interest payments at prime and monthly principal payments of $4,000. The note matures on April 1, 2004.

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

     Item 3. Quantitative and Qualitative Market Risk Disclosures

The Company's Consolidated Balance Sheets includes a substantial amount of assets and liabilities whose fair values are subject to market risks. The following sections address the significant market risks associated with the Company's financial activities for the nine-month period ended September 30, 2000.

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

Part II: OTHER INFORMATION

     Item 2.  Changes in Securities

The following table sets forth the range of high and low closing prices for the common stock on the NASDAQ Stock Exchange

                                                   High        Low
                                                   ----        ---
     January 1, 2000 through November 9, 2000:     $3.94      $2.68

On November 8, 2000, the last reported sale price of the common stock on the NASDAQ Stock Exchange was $2.88 per share. As of November 11, 2000, the Company had less than 800 shareholders of record.


     Item 6.  Exhibits and Reports on Form 8-K.

     (a)      Exhibits:

              Exhibit 10.19 Asset Purchase Agreement dated July 25, 2000 by and among American National Financial, Inc. and Chicago Title Insurance Company

              Exhibit 11            Computation of Basic and Diluted Earnings
                                    Per Share

              Exhibit 27 Financial Data Schedule - September 30, 2000 (included with electronic filing only)

     (b)      Reports on Form 8-K:

              None.