Form 10-K405
period 2000-12-31
AMERICAN NATIONAL FINANCIAL INC
filed 2001-03-29
CIK 1068843

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NO. 0-24961

                       AMERICAN NATIONAL FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     33-0731548
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

      1111 E. KATELLA AVENUE, SUITE 220                        (714) 289-4300
           ORANGE, CALIFORNIA 92867                   (REGISTRANT'S TELEPHONE NUMBER,
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP               INCLUDING AREA CODE)
                    CODE)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

    As of March 13, 2001, 7,507,507 shares of common stock (no par value) were outstanding, and the aggregate market value of the shares of the common stock held by non-affiliates of the registrant was $17,319,894. The aggregate market value was computed with reference to the closing price on the NASDAQ National Market on such date.

    LOCATION OF EXHIBIT INDEX: The index to exhibits is contained in Part IV herein on page number 50.

    The information in Part III hereof is incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2000, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                        PAGE
                                                                        NO.
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters...................................................   16
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   19
Item 7A.  Quantitative and Qualitative Disclosures About the Market
            Risk of Financial Instruments.............................   24
Item 8.   Financial Statements and Supplementary Data.................   26
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   50

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   50
Item 11.  Executive Compensation......................................   50
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   50
Item 13.  Certain Relationships and Related Transactions..............   50

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   50

                                     PART I

ITEM 1. BUSINESS

     American National Financial, Inc., through its subsidiaries (collectively, the "Company" or "ANFI") provides title insurance services as well as other real estate related financial and informational services including escrow, real estate information, trustee sale guarantees, exchange intermediary services, document signing services, property management and appraisals. In addition, the Company obtains specialized services for its customers, which include, but are not limited to tax reporting services and courier services. The company's business is focused on the residential real estate market. The Company generates the majority of its revenue from issuing title insurance policies as an independent agent on behalf of affiliated title underwriters.

     The Company was incorporated in November 1996 by its current management, and in July 1997 acquired 60% of the outstanding stock of American Title Company ("ATC") from Fidelity National Financial, Inc. ("FNFI") for $6.0 million in cash. The purchase price was funded with debt incurred by the Company, all of which has been repaid from operations or as a result of the reorganization described below. (See "Reorganization" below) and Note 12 of Notes to Consolidated Financial Statements.) In August 1997, ATC purchased all of the outstanding common stock of Santa Barbara Title Company. In April 1999, Santa Barbara Title Company was merged with ATC. The Company also formed its other subsidiaries, American Document Services, Inc., West Point Appraisal Services, Inc., West Point Support Services, Inc. and West Point Properties, Inc., in 1997. In December 2000, ANFI formed American National Exchange Services, Inc.

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

     In June 1999, the Company acquired National Title Insurance of New York Inc. ("National"), a New York domiciled underwriter, from a subsidiary of FNFI for $3.25 million. National is licensed to issue title insurance in 34 states, the District of Columbia and the U.S. Virgin Islands, however, it did not underwrite any significant number of title insurance policies through direct operations or agency relationships during 1999 and 2000. The primary purpose of the acquisition is to own an underwriter, which will enable the Company to generate underwriting fees and permit the Company to expand geographically into counties and states in which National is presently licensed. The Company believes this expansion can be accomplished more quickly and cost-effectively through the acquisition than through other means. The Company also believes that the acquisition will expand the business opportunities for its current and potential employees and affiliates, which will aid in the Company's recruitment efforts, and will permit the Company to generate additional revenue by writing title insurance policies in those geographic areas which are not covered by ATC's exclusive agency arrangements with FNTIC and Chicago Title Insurance Company ("CTIC"). See "Relationship with Fidelity National Financial, Inc."

     In January 2000, the Company purchased 100% of the stock of Bancserv, Inc., a California corporation located in Yorba Linda, California. Bancserv, Inc., a document company, provides outsource services to the real estate and banking industry through a national network of qualified notaries public. The purchase price was $1.3 million, payable $400,000 in cash and a $900,000 promissory note that bears interest at a rate of 7.5% and is due through January 2005. The note requires monthly principal and interest payments of $15,500 beginning February 14, 2000. At December 31, 2000 the principal balance is $652,000.

     In February 2000, the Company purchased 100% of the stock of Pioneer Land Title Corporation ("Pioneer"), a New York corporation. Pioneer provides title and escrow services in the state of New York. The purchase price was $1.8 million, payable $360,000 in cash and a $1.4 million promissory note paid annually that bears interest at 6.6% per annum from the purchase date through the February 2004.

     In February 2000, the Company purchased 100% of the membership interests of Emerald Mortgagee Assistance Company, LLC ("EMAC"), a full service provider of release and assignment document preparation, document retrieval and special title assistance headquartered in Colorado with operations nationwide. The purchase price of $1.9 million was paid in cash of $1.7 million, subject to certain purchase price adjustments based on the combined equity of EMAC and American Research Services, its affiliate, and 58,500 shares of the common stock of the Company.

     In September 2000, the Company purchased the assets of CTIC's Pima County, Arizona operation. The acquisition adds five offices, four of them located in Tucson, to the Company's Arizona network. The purchase price was $105,000 payable in cash and the purchase of a title plant in the amount of $322,000 to be paid over a period of ten years with monthly payments of $4,200, with an option to purchase the title plant, when paid in full. The agreement includes monthly access fees of $1,000 per month over the term of the title plant lease.

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

INDUSTRY OVERVIEW

     The title insurance industry consists of insurers ("underwriters") who issue policies through direct operations or through agents. The Company's principal subsidiary, ATC, is an agent, known in California as an "underwritten title company." ATC has entered into an Issuing Agency Agreement to issue policies on behalf of Fidelity National Title Insurance Company ("FNTIC") and CTIC, subsidiaries of FNFI, insurers which are licensed in California and Arizona, among other states. See "Relationship with Fidelity National Financial, Inc."

     The Company provides title insurance services as well as other real estate related financial and informational services including escrow, real estate information, trustee sale guarantees, appraisals and exchange intermediary services. In addition, the Company obtains specialized services for its customers, which include, but are not limited to, tax reporting services, and courier services. The Company's business is focused on the residential real estate market and in 2000 generated the majority of its revenues from issuing title insurance policies as an independent agent on behalf of FNTIC and CTIC. For the years ended December 31, 2000, 1999 and 1998, net title service revenue represented approximately 52.8%, 57.5% and 57.0% of the Company's revenues, respectively.

     The Company's primary operations are conducted through 18 branches, consisting of 65 offices, located in major counties throughout California and Arizona (Maricopa, Pinal and Pima). Each of the Company's branches process real estate transactions within the geographical area of the branch or region. Each branch is operated as a separate profit center.

     During 1999 and 2000, the Company established offices in Tennessee, Florida, Colorado and New York to expand its current customer base by developing agency relationships and its ancillary service companies.

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

     The major expense of a title company is the cost of the search and examination function performed in preparing preliminary title reports, commitments and title policies, rather than the claim losses associated with the issuance of these policies. The premium for title insurance is due in full at the closing of the real estate transaction and is based upon the purchase price of the property insured or the amount of the mortgage loan and upon the type of coverage. Coverage under the policy generally terminates upon resale or refinance of the property. The terms of coverage have become relatively standardized in accordance with forms approved by state or national trade associations, such as the American Land Title Association, the California Land Title Association, New York Land Title Association and the Land Title Association of Arizona. Among the most commonly issued title insurance policies are standard or extended coverage policies for owners and lenders and trustee sale guarantees, which provide assurances to trustees concerning certain information in connection with nonjudicial foreclosures.

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

     Underwriting practices in California, Arizona and New York are generally dictated by the California, Arizona and New York Land Title Associations, although the underwriter's personnel interpret the application of these rules to specific circumstances. Underwriters, such as FNTIC and CTIC, also maintain and distribute current information on title practices and procedures to its issuing agents. The acquisition of National, which closed in June 1999, positively impacted the Company's balance sheet and significantly expanded the states in which the Company is licensed to do business.

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

ECONOMIC FACTORS AFFECTING THE INDUSTRY

     Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the early 1990's, decreases in mortgage interest rates since late 1995 and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. The overall economic environment, stable mortgage interest rates and strength in the real estate market, especially in California, contributed to very positive conditions for the industry throughout 1997, 1998 and the first quarter 1999. However, mortgage rates began to climb during the last half of 1999 and continued through 2000, virtually eliminating the volume of refinance activity experienced in the prior year and early 1999. The interest rate volatility during 2000 created some operational challenges for the industry and it is impossible to predict the future direction interest rates and the real estate market may move or fluctuate.

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

TITLE INSURANCE OPERATIONS

     The Company's primary subsidiary, ATC, is an underwritten title company licensed by the Department of Insurance of the State of California. ATC is not a title underwriter, but rather its current business is limited to issuing policies as an agent on behalf of FNTIC and CTIC, subsidiaries of FNFI. ATC acts exclusively as an agent for FNTIC and CTIC with respect to the procurement of title insurance policies in 15 selected counties in California and three counties in Arizona, subject to certain exceptions. These exclusive arrangements with FNTIC and CTIC do not apply to other counties into which the Company may expand in the future due to the National acquisition. ATC's net title service revenue consists of 88% of the gross title insurance premiums collected on policies issued pursuant to its agreement with FNTIC and CTIC. The remaining 12% is comprised of an 11% underwriting fee paid to the underwriter and a 1% administrative service fee, paid to FNTIC. As an agent, ATC is not subject to the loss and reserve requirements applicable to insurers, and pursuant to its agreements with FNTIC and CTIC, ATC's liability is limited to the first $5,000 of loss under any policy issued by it on behalf of FNTIC and CTIC, except in the case of negligence, or willful or reckless conduct. To date, the amounts paid by the Company to FNTIC in reimbursement of FNTIC's claims losses under this arrangement have not been material. See "Relationship with Fidelity National Financial, Inc."

     The Company maintains 18 primary branches consisting of 65 offices located in California and Arizona. Each of the Company's branches process real estate transactions within the geographical area of the branch or region. Each branch is operated as a separate profit center. In the years ended December 31, 2000, 1999, and 1998, the following branch operations of the Company accounted for the indicated percentages of total gross title insurance premium revenues:

                                                                   DECEMBER 31
                                           ------------------------------------------------------------
                                                  2000                 1999                 1998
                                           ------------------   ------------------   ------------------
                                                    (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)
                                           PREMIUMS   PERCENT   PREMIUMS   PERCENT   PREMIUMS   PERCENT
                                           --------   -------   --------   -------   --------   -------
Alameda, CA..............................  $ 5,173      10.4%   $ 3,693       6.3%   $ 4,642       7.8%
Contra Costa, CA.........................    2,672       5.4      2,775       4.8      3,257       5.5
Inland Empire, CA (Riverside and San
  Bernardino)............................    2,666       5.4      2,646       4.5      2,842       4.8
Kern, CA.................................    2,776       5.6      3,096       5.3      3,003       5.1
Los Angeles, CA..........................    8,931      18.0     10,013      17.2      8,491      14.3
Orange, CA...............................   11,536      23.2     15,909      27.2     15,766      26.6
Maricopa, AZ.............................    3,105       6.3      4,045       6.8      3,912       6.6
Pima, AZ.................................      537       1.1
Sacramento, CA...........................      397       0.8      1,257       2.2        682       1.2
San Diego, CA............................    3,340       6.7      3,831       6.6      4,615       7.8
San Mateo, CA............................    1,188       2.4      1,263       2.2        937       1.6
Santa Barbara, CA........................      556       1.1        684       1.2        518       0.9
Santa Clara, CA..........................    2,110       4.2      4,028       6.9      5,551       9.4
Ventura, CA..............................    4,718       9.5      5,130       8.8      4,990       8.4
                                           -------     -----    -------     -----    -------     -----
                                           $49,705     100.0%   $58,370     100.0%   $59,206     100.0%
                                           =======     =====    =======     =====    =======     =====

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

     The Company leases title plants from FNTIC in Kern, San Mateo and Santa Clara counties and CTIC in Tucson, AZ for an aggregate payment of $14,700 per month. At the expiration of the lease, the Company will have an option to acquire these title plants for nominal consideration. See "Relationship with Fidelity National Financial, Inc." The Company has also entered into a capital lease with Title Records, Inc. for the use of a title plant in Los Angeles County, and has the right to acquire a copy of the public records, maps and other relevant historical documents at that plant. The Company accesses title plants in the other counties in which it operates through joint plant user agreements with Smart Title Solutions and Security Union Title Insurance Company, a subsidiary of FNFI. See "Relationship with Fidelity National Financial, Inc."

     Maintenance activities related to title plants constitute a significant item of expense, since each document must be reviewed and indexed. These costs plus the costs of subscribing to various title information services and other plant expenses range from approximately $2,000 to $25,000 per month, per county.

ESCROW SERVICES

     The escrow services provided by the Company include all of those typically required in connection with residential and commercial real estate purchase and finance activities. Fees from escrow services represented approximately 26.6%, 28.2% and 26.5% of the Company's revenues in 2000, 1999 and 1998, respectively. The fluctuation in revenues in 2000 and 1999 compared to 1998 is primarily attributable to the opening of 10 new escrow offices by the Company in California during 1999 and 1998, and the operational challenges the industry faced due to interest rate volatility and the decline in the refinance activity during the current year.

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

OTHER REAL ESTATE RELATED SERVICES

     In addition to issuing title insurance policies and providing escrow services, the Company provides other real estate related services, including those described below. Such services accounted for approximately 19.4% in 2000, 13.2% in 1999 and 16.1% in 1998, respectively.

     Document Preparation Services. The Company's subsidiary, American Document Services, Inc. offers a variety of services relating to the documentation of real estate transactions. Such services include (i) the preparation of reconveyance and assignment documents, (ii) file research and document retrieval services, and (iii) recording services, including retrieval of recorded documents. The Company is capable of providing these services in every county and township in the United States. The Company's ability to provide these services is facilitated by independent abstract companies, title companies and law firms.

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

     National Title Services. The Company's central order processing unit ("NTS") provides customers with a centralized location through which they can order title and escrow services. The services offered through the NTS Unit can be provided on a nationwide basis.

     Trustee Sale Guarantee. The Company's National Default Services ("NDS") division provides a central location for all trustee sale guarantee requests throughout California. The Company's services include providing ten-day letter information, customized accounting and reporting documents, fast track messenger services and electronic file transfers. NDS services provide assurances to trustees concerning certain information in connection with nonjudicial foreclosures of property secured by a deed of trust. Because the number of foreclosures tends to increase as the real estate market and the economy decline, the Company's NDS division tends to be countercyclical to its title insurance business.

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

     Exchange Services. ANFI's subsidiary, American National Exchange Services, Inc. provides full service, Section 1031 under the Internal Revenue Code exchange intermediary services, which can facilitate safe, effective and creative solutions for a range of exchange transactions involving single units to large commercial and/or industrial properties.

TITLE LOSSES AND RESERVES

     As an agent, ATC is not subject to the loss and reserve requirements applicable to insurers, and pursuant to its agreements with FNTIC and CTIC, ATC's liability is limited to the first $5,000 of loss under any policy issued by it on behalf of FNTIC and CTIC, except in the case of negligence, or willful or reckless conduct. To date, the amounts paid by the Company to FNTIC and CTIC in reimbursement of FNTIC's and CTIC's claims losses under these arrangements have not been material.

UNDERWRITING, LOSSES AND RESERVES

     The Company believes that the level of risk undertaken pursuant to its underwriting standards is consistent with that of the industry. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured's title against an adverse claim. The reserve for claim losses includes known claims as well as losses National expects to incur, net of recoupments. Each known claim is reserved for on the basis of a review as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, legal environment, geographic considerations and types of policies written. The occurrence of a significant major claim (those greater than $500,000) in any given period could have a material adverse effect on National's financial condition and results of operations for such period.

     If a loss is related to a policy issued by an independent agent, National may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, National may proceed against third parties who are responsible for any loss sustained under the title insurance policy under rights of subrogation.

     The Company believes that its quality controls and underwriting standards will help minimize its net title claims paid. The Company will further reduce its losses by following aggressive recoupment procedures under rights of subrogation or warranties and by carefully reviewing all claims.

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

REINSURANCE

     In the ordinary course of business, National reinsures certain risks with other title insurers for the purpose of limiting its maximum loss exposure and also assumes reinsurance for certain risks of other title insurers for the purpose of earning additional income. National cedes or assumes a portion of certain policy liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. National did not assume or cede any significant policy liabilities during 2000 and 1999, respectively

COMPETITION

     The title insurance industry is highly competitive in the attraction and retention of customers and independent agents. The number of competing companies and the size of such companies varies in the different geographic areas in which the Company conducts its business. Generally, the Company is in competition with many other title insurers and agents, with the most effective competition coming from companies which possess greater capital resources. Approximately 1,700 title companies, less than 75 of which are underwriters, are members of the American Land Title Association, the title insurance industry's national trade association.

     The title insurance industry, however, is heavily concentrated; for example, it is estimated that the five largest title insurance underwriters, either directly or through their agents, accounted for approximately 81% of the policy premium revenue in the United States in 2000 and 90% in 1999. In the Company's principal markets, competitors currently include direct operations and agents of the title insurance subsidiaries of FNFI, Chicago Title Corporation (which was acquired by FNFI on March 20, 2000), First American Financial Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous independent agency operations at the local level. The Company may also face competition from entrants into the industry and the geographic markets it plans to service.

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

REGULATION

     Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. As an agent, the Company is subject to regulation in California and Arizona. In California, the Company is regulated by the Department of Insurance, and Arizona is regulated by the State Banking Department, State of Arizona. See Note 9 to Notes to the Consolidated Financial Statements. Such regulations include licensing requirements for the counties in which the Company operates, and regulations relating to minimum levels of net worth and working capital.

     Current regulations require that ATC maintain a minimum net worth of $400,000. The net worth of ATC was $23.0 million as of December 31, 2000 and $20.4 million as of December 31, 1999. See Note 9 of Notes to Consolidated Financial Statements.

     Insurance underwriters are usually subject to a holding company act in their state of domicile which regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which National transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus requirements, defining suitable investments for reserves, capital and surplus and approving rate schedules. In 1998, the National Association of Insurance Commissioners approved codified accounting practices that changed the definition of what constitutes prescribed statutory accounting practices and will result in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements commencing in 2001. The change in statutory accounting practice did not significantly effect the Company.

     Pursuant to statutory accounting requirements of the various states in which National is licensed, it must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. The statutory unearned premium reserve required and reported for National was $3.2 million and $3.7 million as of December 31, 2000 and 1999, respectively.

     National is regulated by the Insurance Commissioner of the State of New York. Regulatory examinations usually occur at three year intervals and examination was in progress for National (1998). In December 2000, the New York Department of Insurance issued its draft report of the December 31, 1998 examination. In February 2001, the Company accepted the report as issued by the State of New York Insurance Department for the 1998 examination. National was then notified that the report was adopted and filed by the Department.

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

     Statutorily calculated net worth determines the maximum insurable amount under any single title insurance policy. As of January 1, 2001, National's self-imposed single policy maximum insurable amount, which complies with statutory limitations, was $6.0 million.

     National is subject to regulations that restrict its ability to pay dividends or make other distributions of cash or property to its parent company without prior approval from the Department of Insurance of the State of New York. The maximum amount of dividends which can be paid by National to shareholders without prior approval of the Insurance Commissioner is subject to restrictions. No dividends, including all dividends paid in the preceding twelve months, which exceed 10% of the outstanding capital shares can be paid without prior approval unless after deducting dividends National has surplus to policyholders at least equal to the greater of 50% of its reinsurance reserves or 50% of the minimum capital required. Additionally, dividends are further limited to National's earned surplus. Based on this formula, National could not pay dividends or make distributions as of January 1, 2001.

     Pursuant to statutory requirements of the State of New York, National must maintain certain levels of minimum capital and surplus. The statutory capital and surplus of National subsidiary was $3.3 million and $2.5 million as of December 31, 2000 and 1999, respectively. The statutory earnings of National were $684,000 and $426,000, for the years ended December 31, 2000 and 1999, respectively. National is compliant with the minimum statutory requirements as of December 31, 2000.

RATINGS

     National is regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. Financial data and other information are supplied to the rating agencies and subjected to quantitative and qualitative analyses from which the ratings are derived. National's rating, as assigned during 2000 and 1999, is listed below:

                                                       DEMOTECH, INC.
                                                (FINANCIAL STABILITY RATING)
                                                ----------------------------
National Title Insurance of New York, Inc.....               A

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

     The carrying amount of all of the Company's investments, which approximates the fair value of total investments, was $10.5 and $14.0 million at December 31, 2000 and 1999, respectively.

     The following table sets forth certain information regarding the investment ratings of the Company's fixed maturity portfolio at December 31, 2000 and 1999:

                                                             DECEMBER 31
                           --------------------------------------------------------------------------------
                                            2000                                      1999
                           --------------------------------------    --------------------------------------
                           AMORTIZED    % OF      FAIR      % OF     AMORTIZED    % OF      FAIR      % OF
       RATINGS(1)            COST       TOTAL     VALUE     TOTAL      COST       TOTAL     VALUE     TOTAL
       ----------          ---------    -----    -------    -----    ---------    -----    -------    -----
                                                        (AMOUNTS IN THOUSANDS)
AAA......................   $ 1,777      16.5%   $ 1,780     16.9%    $ 4,002      27.9%   $ 3,989     28.4%
AA.......................       628       5.8        627      6.0       1,830      12.8      1,788     12.8
A........................     5,196      48.1      5,230     49.7       6,895      48.1      6,750     48.1
Other....................     3,195      29.6      2,896     27.5       1,600      11.2      1,495     10.7
                            -------     -----    -------    -----     -------     -----    -------    -----
                            $10,796     100.0%   $10,533    100.0%    $14,327     100.0%   $14,022    100.0%
                            =======     =====    =======    =====     =======     =====    =======    =====

---------------
(1) Ratings as assigned by Standard & Poor's Corporation

     The following table sets forth certain information regarding the Company's fixed maturity securities at December 31, 2000 and 1999. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $9.0 million and $2.9 million, and a fair value of $8.5 million and $2.8 million were callable at December 31, 2000 and 1999:

                                                              DECEMBER 31
                            -------------------------------------------------------------------------------
                                            2000                                      1999
                            -------------------------------------    --------------------------------------
                            AMORTIZED    % OF      FAIR     % OF     AMORTIZED    % OF      FAIR      % OF
         MATURITY             COST       TOTAL    VALUE     TOTAL      COST       TOTAL     VALUE     TOTAL
         --------           ---------    -----    ------    -----    ---------    -----    -------    -----
                                                        (AMOUNTS IN THOUSANDS)
One year or less..........   $   --         --%   $   --       --%    $   100        .7%   $   100       .7%
After one year through
  five years..............    7,573       83.8     7,610     89.9      12,766      89.1     12,500     89.2
After five years through
  ten years...............    1,466       16.2       852     10.1       1,461      10.2      1,422     10.1
                             ------      -----    ------    -----     -------     -----    -------    -----
                             $9,039      100.0%   $8,462    100.0%    $14,327     100.0%   $14,022    100.0%
                             ======      =====    ======    =====     =======     =====    =======    =====

     Equity securities at December 31, 2000 and 1999 consist of investments as follows:

                                                                        DECEMBER 31
                                                             ---------------------------------
                                                                   2000              1999
                                                             ----------------    -------------
                                                                        FAIR             FAIR
                                                              COST     VALUE     COST    VALUE
                                                             ------    ------    ----    -----
                                                                  (AMOUNTS IN THOUSANDS)
Industrial, miscellaneous and all other....................  $1,757    $2,071    $100    $100
                                                             ======    ======    ====    ====

     The Company's investment results for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                 DECEMBER 31
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
                                                            (AMOUNTS IN THOUSANDS)
Net investment loss(1)(2)..............................  $  (139)   $    --    $   --
Average invested assets(1).............................   10,533     14,022        --
Effective loss on average invested assets(1)...........      1.3%        --        --

---------------
(1) Excludes investments in real estate.

(2) Net investment income as reported in the Condensed Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments and to exclude net realized capital gains on the sale of investments and other assets. Net realized capital loss totalled ($139,000), $0 and $0 in 2000, 1999 and 1998, respectively.

RELATIONSHIP WITH FIDELITY NATIONAL FINANCIAL, INC.

     The Company has a relationship with FNFI, and a common director, resulting from FNFI's involvement in the organization and growth of the Company, FNFI's equity ownership position in the Company and existing business and contractual relationships between the two companies. The Company's principal subsidiary, ATC, was a wholly owned subsidiary of FNFI until July 1, 1997, when the Company acquired 60% of ATC's outstanding common stock for $6.0 million in cash. As a result of the Reorganization and following the Company's initial public offering, FNFI currently owns approximately 28.2% of the outstanding common stock of the Company. See "Reorganization", and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" and Note 12 of Notes to Consolidated Financial Statements.

     Operationally, the Company and FNTIC continue to have a close working relationship. FNTIC and CTIC entered into an Issuing Agency Agreement with ATC whereas ATC agreed that until June 30, 2007 it will act as an agent for FNTIC and CTIC with respect to the procurement of title insurance policies in 15 counties in California and Arizona, subject to certain exceptions. This exclusive arrangement with FNTIC and CTIC does not apply to other counties into which the Company may expand in the future. Under the Issuing Agency Agreement, in addition to furnishing title insurance products and services, FNTIC provides a wide variety of administrative services for ATC, including accounting, legal and human resources services. ATC pays FNTIC a management fee of 1% of gross premiums for these services. This administrative services arrangement is terminable by ATC upon 90 days notice to FNTIC.

EMPLOYEES

     As of December 31, 2000, the Company had 790 full time employees. The Company believes its success depends significantly on attracting and retaining talented and experienced personnel. The Company locates and recruits its personnel primarily through personal contacts in the industry. The Company's executive officers are actively involved in the recruitment process. The Company offers competitive packages of base and incentive compensation and benefits in order to attract and motivate its employees. The Company believes that its relations with employees are good.

RISK FACTORS

     The Company's securities are speculative in nature and an investment in such securities involves a high degree of risk. Prospective investors should consider, along with the other information contained in this Annual Report, the following considerations and risks in evaluating an investment in the Company.

  Cyclical Nature of Real Estate Market

     The title insurance industry is dependent on the volume of real estate transactions that occur. Substantially all of the Company's title insurance, escrow and other real estate service business result from sales and refinancings of real estate, primarily residential properties, and from the construction and sale of new properties. Real estate activity is cyclical in nature and is highly sensitive to the cost and availability of long-term mortgage funds and general economic conditions. Real estate activity and, in turn, the Company's revenue base, can be adversely affected during periods of high interest rates and/or limited money supply. During 1998 and first half of 1999, low mortgage interest rates and a strong California real estate market contributed to increased residential transaction activity. However, mortgage rates began to climb during the last half of 1999 and 2000, virtually eliminating the volume of refinance activity experienced in the prior year and early 1999. It is impossible to predict the future direction interest rates and the real estate market may move or fluctuate. No assurance can be given that historical levels of premiums and fees received by the Company will be available to the Company in the future.

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

  Risks Associated with the Relationship with FNFI

     The Company maintains a close relationship with FNFI and its subsidiaries and relies upon them for a number of services in connection with its operations. The Company has agreed that until June 30, 2007 it will act exclusively as an agent for FNTIC and CTIC with respect to the procurement of title insurance policies in 13 selected counties in California and three counties in Arizona, subject to certain exceptions. In exchange for a management fee, FNTIC provides a variety of administrative services for ATC, including accounting, legal and human resources services. The unexpected loss of FNTIC or CTIC underwriting or administrative services, for any reason, could result in an interruption in the Company's operations until such services are secured elsewhere, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2. PROPERTIES

     The Company's corporate offices are currently located in Orange, California. Most of the Company's offices are leased, with the exception of a branch office building in Phoenix, Arizona, which the Company owns, and the corporate office building purchased in April, 1999.

     The corporate office building located at 1111 E. Katella Avenue, Orange, CA was acquired with the proceeds of a $2.1 million dollar original note that bears interest at the lending institutions prime rate, and monthly principal payments of $4,400 per month and is collateralized by a deed of trust. The outstanding balance at December 31, 2000 is $2.0 million dollars.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company completed its initial public offering on February 12, 1999. Prior to that time there was no market for the Company's common stock. The following table sets forth the range of high and low closing prices for the common stock on the NASDAQ stock exchange.

                                                                              DIVIDENDS
                                                            HIGH      LOW     DECLARED
                                                            -----    -----    ---------
Year ended December 31, 2000:
  First quarter...........................................  $3.94    $3.00      $0.10
  Second quarter..........................................   3.75     2.75        .10
  Third quarter...........................................   3.13     2.68        .10
  Fourth quarter..........................................   3.20     3.12        .10

Year ended December 31, 1999:
  First quarter...........................................  $7.25    $5.00      $0.10
  Second quarter..........................................   6.06     4.50        .10
  Third quarter...........................................   5.25     3.38        .10
  Fourth quarter..........................................   4.06     3.12        .10

DIVIDEND POLICY AND RESTRICTION ON DIVIDEND PAYMENTS

     Since the first quarter of 1999, the Company has paid cash dividends on a quarterly basis, which payments have been made at the discretion of the Company's Board of Directors. The continued payment of dividends will depend upon operating results, business requirements, regulatory considerations and other factors. As of March 27, 2001, the Company had less than 800 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     The following information should be read in conjunction with the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                             COMPANY                            PREDECESSOR     COMBINED
                                    ---------------------------------------------------------   -----------   ------------
                                        YEAR           YEAR           YEAR        SIX MONTHS    SIX MONTHS        YEAR
                                       ENDED          ENDED          ENDED          ENDED          ENDED         ENDED
                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    JUNE 30,     DECEMBER 31,
                                        2000           1999           1998           1997          1997           1997
                                    ------------   ------------   ------------   ------------   -----------   ------------
                                                (AMOUNTS IN THOUSANDS OTHER THAN ORDER AND FEE PER FILE DATA)
BALANCE SHEET DATA:
  Cash and short-term
    investments...................    $  9,865       $  4,875       $ 10,495       $ 7,224            N/A           N/A
  Investments.....................      10,533         14,022            N/A           N/A            N/A           N/A
  Working capital.................       4,116          3,667          8,776         5,047            N/A           N/A
  Total assets....................      53,341         47,324         37,376        22,365            N/A           N/A
  Due to affiliate................       2,294          1,642          1,893         1,411            N/A           N/A
  Shareholders' equity............      31,977         32,031         19,898         1,123            N/A           N/A
STATEMENT OF OPERATIONS DATA:
  Net title service
    revenue -- related party......    $ 43,641       $ 51,366       $ 52,092       $18,026        $14,768       $32,795
  Escrow fees.....................      21,969         25,190         24,267         7,353          5,581        12,933
  Other fees and income...........      16,011         11,814         14,697         5,428          3,100         8,528
  Investment and interest
    income........................       1,047            930            369           104             62           166
                                      --------       --------       --------       -------        -------       -------
    Total revenue.................    $ 82,668       $ 89,300       $ 91,425       $30,911        $23,511       $54,422
                                      ========       ========       ========       =======        =======       =======
  Personnel costs.................    $ 51,189       $ 54,277       $ 49,435       $16,599        $13,953       $30,552
  Other operating expenses........      22,742         19,226         17,477         8,084          6,521        14,605
  Title plant rent and
    maintenance...................       5,322          6,264          7,156         2,664          2,009         4,673
  Earnings before minority
    interest......................       3,415          9,533         17,357         1,790            592         2,382
  Net earnings....................    $  2,015       $  5,625       $  6,865       $   709        $   592       $ 1,301
PER SHARE DATA:
  Earnings per share:
    Basic.........................    $    .28       $    .82       $   2.13       $  0.24            N/A           N/A
    Diluted.......................         .28            .81           1.96          0.23            N/A           N/A
  Weighted average common shares
    outstanding:
    Basic.........................       7,073          6,869          3,223         2,972            N/A           N/A
    Diluted.......................       7,073          6,902          3,500         3,107            N/A           N/A
OTHER OPERATING DATA:
  Gross title insurance
    premiums......................    $ 49,705       $ 58,370       $ 59,206       $20,641        $16,773       $37,414
  Orders opened(1)................     111,000        119,034        146,932        46,800         40,700        87,500
  Orders closed(1)................      73,200         88,899         98,319        32,600         28,200        60,800
  Average fee per file(1).........    $  1,109       $    940       $    825       $   886        $   835       $   863

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

     N/A -- Not applicable

QUARTERLY FINANCIAL DATA

     Selected quarterly financial data is as follows:

                                                                   QUARTER ENDED
                                               ------------------------------------------------------
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                               ---------    --------    -------------    ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Revenue......................................   $17,689     $20,916        $21,562         $22,501
Earnings (loss) before income taxes..........      (563)      1,089          1,384           1,505
Net earnings (loss), basic and diluted
  basis......................................      (332)        643            817             887
Basic earnings (loss) per share..............      (.05)        .09            .11             .12
Diluted earnings (loss) per share............      (.05)        .09            .11             .12
Dividends paid per share.....................       .10         .10            .10             .10
1999
Revenue......................................   $24,411     $25,367        $21,470         $18,052
Earnings (loss) before income taxes..........     4,822       4,563          1,260          (1,112)
Net earnings (loss), basic and diluted
  basis......................................     2,796       2,646            743            (560)
Basic earnings (loss) per share..............       .47         .37            .10            (.08)
Diluted earnings (loss) per share............       .46         .37            .10            (.08)
Dividends paid per share.....................       .10         .10            .10             .10
1998
Revenue......................................   $18,243     $23,732        $23,748         $25,702
Earnings before income taxes.................     3,009       5,654          3,988           4,706
Net earnings (loss), basic and diluted
  basis......................................     1,132       1,954          1,390           2,389
Basic earnings per share.....................       .39         .68            .49             .57
Diluted earnings per share...................       .36         .62            .49             .53
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

OVERVIEW

     The Company's revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the period 1991 through mid-1993, reductions in mortgage interest rates beginning in the latter part of 1991 triggered an increase in refinancing activity, which continued at then record levels through 1993 and into the first quarter of 1994. During 1994 and early 1995, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions and a stagnation in residential resales and new home sales. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resales. The overall economic environment, stable mortgage interest rates and strength in the California and West Coast real estate market contributed to very positive conditions for the industry throughout all of 1996, 1997 and 1998 and the first six months of 1999. However, mortgage rates began to climb during the last half of 1999 and continued through 2000, virtually eliminating the volume of refinance activity experienced in the prior year and early 1999. It is impossible to predict the direction interest rates and the real estate market may move in the future.

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

     Net title service revenues consist of gross title insurance premiums less fees paid to underwriters. Fees to underwriters represent the portion of gross title insurance premiums paid by the Company's underwritten title companies to FNTIC and CTIC, pursuant to the terms of the Issuing Agency Agreement, and similar fees paid by the Company's other underwritten title company subsidiaries.

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

     Beginning in October 2000, ATC entered into an Issuing Agency Agreement with CTIC under which ATC pays CTIC an underwriting fee equal to 11% of gross title premiums received.

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

RESULTS OF OPERATIONS

     The following discussion presents a comparison of the Company for 2000, 1999 and 1998.

REVENUE

     The following table presents information regarding the components of the Company's revenue:

                                                 YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    2000            1999            1998
                                                ------------    ------------    ------------
                                                  (AMOUNTS IN THOUSANDS OTHER THAN ORDERS
                                                             AND FEE PER FILE)
Net title service revenue-related party.......    $43,641         $51,366         $52,092
Escrow fees...................................     21,969          25,190          24,267
Other services charges........................     16,011          11,814          14,697
Investment income.............................      1,047             930             369
                                                  -------         -------         -------
          Total revenue.......................    $82,668         $89,300         $91,425
                                                  =======         =======         =======
Orders closed.................................     73,200          88,900          98,000
Average fee per file..........................    $ 1,109         $   940         $   825

     Favorable interest rates in 1997, 1998 and through early 1999 triggered refinancing activity at then record levels. The overall economic environment, stable mortgage interest rates and strength in real estate market, especially California, the Company's primary market were positive factors. However, 30-year fixed mortgage rates began to climb during the last half of 1999 and continued into 2000, eliminating the volume of refinance activity experienced in the 1998.

     The premium increases from 1998 through the first half of 1999 were indicative of the favorable market conditions existing during that period. In 1999 and continuing through the year 2000, refinancing transactions declined from the 1998 record levels. As the refinance transactions decreased our fee per file increased due to the shift from a refinance market to a market driven by new home purchases and resales.

     Total revenues in 2000 decreased $6.6 million or 7.4% to $82.7 million from $89.3 million in 1999. Revenues in 1999 of $89.3 million reflect a 2.3% decrease in 1998 revenues of $91.4 million. Beginning in mid-1999 interest rate increase caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions and residential resales and new home sales.

     Net Title Service Revenue. Net title service revenue decreased $7.8 million or 15.2% to $43.6 million from $51.4 million in 1999. In 1999, net title service revenue decreased by 1.4% to $51.4 million from $52.1 million in 1998. The decrease in 2000 net title service revenue is consistent with the current real estate environment and the decline in closed title orders during 2000. The average fee per file increased to $1,109 in

2000 compared to $940 in 1999 and $825 in 1998. The fee per file increase is indicative of a change in the percentage mix of title orders closing in a refinance market to the resale higher fee per file business. Gross title premiums were $50.0 million, $58.4 million and $59.2 million in 2000, 1999 and 1998, respectively.

     Escrow Fees. Revenues from escrow fees decreased by $3.2 million or 12.7% to $22.0 million in 2000 from $25.2 million in 1999. In 1999, escrow fees increased $923,000 thousand or 3.8% to $25.2 million compared to $24.3 million in 1998. Escrow fees are primarily related to title insurance activity generated by the Company's direct operations. The decrease is primarily the result of the current market conditions and the decline in the refinance activity due to interest rate increases and the decline in closed orders.

     Other Service Charges. Other services charges were $16.0 million for the year ended December 31, 2000 as compared to $11.8 million for the 1999 period, an increase on $4.2 million, or 35.6%. In 1999, other service charges decreased $2.9 million, or 19.6%, to $11.8 million from $14.7 million in 1998. The fluctuation in other service charges is a result of the level and mix of business related to the decrease of closed title orders. In 2000 the Company acquired certain ancillary service companies in various separate transactions. The Company's strategy is to strengthen the ancillary service businesses through acquisitions and continues to evaluate opportunities to expand its ancillary services through its core title and escrow business and its national presence. In 1999 the Company closed a branch operation related to the STAR product which, accounted for a significant portion of the decline in other service charges in that period.

     Investment Income. Investment income is primarily a function of securities markets asset base interest rates. Prior to 1999, the Company invested in interest bearing accounts and certificates of deposit. During 1999, the Company strengthened its balance sheet with the acquisition of National and proceeds from the Initial Public Offering, shifting the emphasis to a fixed income portfolio. In 2000, investment income increased $117,000 or 12.6% to $1.0 million compared to $930,000 in 1999. During 1999, investment income increased 152.0% to $930,000 from $369,000 in 1998.

EXPENSES

     The following table presents the components of the Company's expenses:

                                                 YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    2000            1999            1998
                                                ------------    ------------    ------------
                                                           (AMOUNTS IN THOUSANDS)
Personnel costs...............................    $51,189         $54,277         $49,435
Other operating expenses......................     22,742          19,226          17,477
Title plant rent and maintenance..............      5,322           6,264           7,156
                                                  -------         -------         -------
          Total expenses......................    $79,253         $79,767         $74,068
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

     Personnel Costs. Personnel costs totaled $51.2 million, $54.3 million and $49.4 million for the years ended December 31, 2000,1999 and 1998. As a percentage of total revenue, personnel costs increased to 61.9% in 2000 from 60.8% in 1999, which had previously decreased from 54.1% in 1998. Personnel costs include base salaries, commissions and bonuses paid to employees and are the most significant operating expense incurred by the Company. These costs fluctuate with the level of orders opened and closed and the mix of revenue. The fluctuation in the Company's personnel expenses is due to the expansion of its direct operation business, in addition to acquiring other operations and hiring additional personnel to expand its national market. The Company has taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business and revenues. The Company continues to monitor the prevailing market conditions and will attempt to respond as necessary.

     Other Operating Expenses. Other operating expenses consist of facilities expenses, provision for claim losses, professional services, advertising, postage and courier services, data processing expense, general insurance, trade and notes receivable allowance and depreciation. Other operating expense increased as a percentage of total revenue to 27.5% in 2000 from 21.5% in 1999, which previously decreased from 19.1% in 1998. Other operating expenses totaled $22.7 million, $19.2 million and $17.5 million in 2000, 1999 and 1998, respectively. The primary components of the increase in 2000 was the impact of current year expansion and acquisitions, including travel, conventions and other general and administrative costs. These increases have offset much of the Companies cost control efforts in 2000. In response to market conditions, the Company implemented aggressive cost control programs in order to maintain operating expenses consistent with levels of revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in year over year percentage fluctuations. The Company continues to review and evaluate operating expenses relative to existing and projected market conditions.

     Title Plant Rent and Maintenance Expense. Title plant rent and maintenance expense totaled $5.3 million, $6.3 million and $7.2 million for the years ending December 31, 2000, 1999 and 1998, respectively. Title plant rent and maintenance expense decreased as a percentage of total revenue to 6.4% in 2000 from 7.0% in 1999, which had previously increased to 7.8% in 1998. The year over year fluctuations in plant expense is primarily a result of various contract negotiations within several counties in California and Arizona combined with a reduction of the volume of business during 2000 compared to 1999. The agreements negotiated during 2000 and 1999 resulted in significant cost reductions for the Company.

     Income Tax Expense. Income tax expense for 2000, 1999 and 1998 as a percentage of earnings before income taxes was 41.0%, 41.0% and 41.8%, respectively. The fluctuations in income tax expense as a percentage of earnings before income taxes are attributable to the effect of state income taxes on the Company's wholly-owned underwritten title company and the ancillary service companies; a change in the amount and the characteristics of net income, operating income versus investment income; and the tax treatment of certain items.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current cash requirements include debt service, debt relating to capital leases, personnel and other operating expenses, taxes and dividends on its common stock. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds and through cash received from its subsidiaries. In the future, the Company's cash requirements will include those relating to the development and expansion of National's business. While the Company presently has in place much of the infrastructure (principally consisting of personnel) that will be used for this development, management believes that additional cash resources will be required. The development of direct sales operations for the expansion of National would require more cash resources than developing these operations using agency relationships. Cash requirements for the development of National are expected to be met from current cash balances and internally generated funds.

     Two significant sources of the Company's funds are dividends and distributions from its subsidiaries. As a holding company, the Company receives cash from its subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses it incurs. These reimbursements are executed within the guidelines of various management agreements among the Company and its subsidiaries. The Company's underwritten title company and its ancillary companies collect premiums and fees and pay underwriting fees and operating expenses. These companies are restricted only to the extent of maintaining minimum levels of working capital and net worth, but are not restricted by state regulations or banking authorities in their ability to pay dividends and make distributions.

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

     On April 14, 1999 the Company purchased a home office building located in Orange, CA for $2.6 million. The Company borrowed $2.1 million, secured by a first trust deed. The terms of the note payable require monthly interest payments at prime and monthly principal payments of $4,000. The note matures on April 1, 2004. The costs associated with the relocation to the executive offices were minimal.

     In May 1999, the Department of Insurance, State of New York approved the acquisition of National Title Insurance Company of New York, Inc. by the ATC. The $3.25 million transaction was paid in cash in June 1999.

     In January 2000, the Company purchased 100% of the stock of Bancserv, Inc., a California corporation located in Yorba Linda, California. Bancserv, Inc. is a document company providing outsource services to the real estate and banking industry through a national network of qualified notaries public. The purchase price was $1.3 million, $400,000 paid in cash and a $900,000 promissory note that bears interest at a rate of 7.5%, and is due in full on January 2005. The note requires monthly payments of $15,500 beginning February 14, 2000.

     In February 2000, the Company purchased 100% of the stock of Pioneer Land Title Corporation ("Pioneer"), a New York corporation. Pioneer provides title and escrow services in the state of New York. The purchase price was $1.8 million, $360,000 paid in cash and a $1.4 million promissory note that bears interest at 6.6% per annum from the purchase date through the fourth anniversary date.

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

     These transactions were accounted for under the purchase accounting method. The results of operations were included in earnings from the date of the acquisitions through December 31, 2000.

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

     In December 2000, the Company purchased 13,870 shares, in the amount of $40,000, at an average price of $2.89 per share, pursuant to the Stock Repurchase Program approved by the Board of Directors in September 1999, authorizing the repurchase of 500,000 shares of the Company's common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, contracts and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     SFAS 133 was amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133" ("SFAS 137"). SFAS 137 defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137 and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an amendment of SFAS 133." ("SFAS 138"), is effective for the Company's first quarter in the fiscal year ending December 31, 2001, and did not have a material effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT THE MARKET RISK OF FINANCIAL INSTRUMENTS

     The Company's Consolidated Balance Sheets includes a substantial amount of assets and liabilities whose fair values are subject to market risks. The following sections address the significant market risks associated with the Company's financial activities as of years ended 2000 and 1999.

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

     Caution should be used in evaluating the Company's overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because the Company's reserve for claim losses (representing 11.4% of total liabilities) is not included in the hypothetical effects.

     The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would have been as follows as of December 31, 2000:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL INFORMATION

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                                                              PAGE
                                                              NO.
                                                              ----
Independent Auditors' Report................................   27
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   28
Consolidated Statements of Earnings for the years ended
  December 31, 2000, 1999 and 1998..........................   29
Consolidated Statements of Comprehensive Earnings for the
  years ended December 31, 2000, 1999 and 1998..............   30
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   31
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   32
Notes to Consolidated Financial Statements..................   33

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
American National Financial, Inc.:

     We have audited the accompanying Consolidated Balance Sheets of American National Financial, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related Consolidated Statements of Earnings, Comprehensive Earnings, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2000. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of American National Financial, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Los Angeles, California
February 22, 2001

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $ 9,450    $ 3,361
  Short-term investments, at cost, which approximates fair
     market value...........................................      415      1,514
  Accrued investment interest...............................      145        245
  Trade receivables, net of allowance for doubtful accounts
     of $2,118 in 2000 and $2,097 in 1999...................    3,925      4,526
  Notes receivables, net....................................    2,141      1,329
  Deferred tax asset........................................    3,182      2,082
  Income tax receivable.....................................       --      1,128
  Prepaid expenses and other current assets.................      819        995
                                                              -------    -------
          Total current assets..............................   20,077     15,180
Investment securities available for sale, at fair market
  value.....................................................   10,533     14,022
Property and equipment, net.................................    7,502      7,633
Title plants................................................    2,699      2,377
Deposits with the Insurance Commissioner....................      133        113
Intangibles, net of accumulated amortization of $1,471 in
  2000 and $959 in 1999.....................................   12,397      7,999
                                                              -------    -------
          Total assets......................................  $53,341    $47,324
                                                              =======    =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued expenses...............  $ 5,998    $ 5,506
  Customer advances.........................................    3,087      1,779
  Current portion of long-term debt.........................      555         53
  Current portion of obligations under capital leases with
     affiliates.............................................      113         67
  Current portion of obligations under capital leases with
     non-affiliates.........................................      135        125
  Reserve for claim losses..................................    2,431      2,341
  Income tax payable........................................    1,348         --
  Due to affiliate..........................................    2,294      1,642
                                                              -------    -------
          Total current liabilities.........................   15,961     11,513
Long-term debt..............................................    3,528      1,991
Obligations under capital leases with affiliates............      823        602
Obligations under capital leases with non-affiliates........    1,052      1,187
                                                              -------    -------
          Total liabilities.................................   21,364     15,293
Shareholders' equity:
  Preferred stock, no par value; authorized 5,000,000
     shares; issued and outstanding, none...................       --         --
  Common stock, no par value; authorized, 50,000,000 shares;
     issued and outstanding, 7,439,941 in 2000 and 7,180,495
     in 1999................................................       --         --
Additional paid in capital..................................   22,744     21,884
Retained earnings...........................................    9,409     10,336
Accumulated other comprehensive loss........................     (136)      (189)
Less treasury stock, 13,870 shares in 2000 and 0 shares in
  1999, at cost.............................................      (40)        --
                                                              -------    -------
          Total shareholders' equity........................   31,977     32,031
                                                              -------    -------
          Total liabilities and shareholders' equity........  $53,341    $47,324
                                                              =======    =======

          See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Revenues:
  Net title service revenue -- related party................  $43,641    $51,366    $52,092
  Escrow fees...............................................   21,969     25,190     24,267
  Other service charges.....................................   16,011     11,814     14,697
  Investment income.........................................    1,047        930        369
                                                              -------    -------    -------
          Total revenues....................................   82,668     89,300     91,425
                                                              -------    -------    -------
Expenses:
  Personnel costs...........................................   51,189     54,277     49,435
  Other operating expenses includes $3,801, $3,789 and
     $4,198 with affiliate for the twelve-month period ended
     December 31, 2000, 1999 and 1998, respectively.........   22,742     19,226     17,477
  Title plant rent and maintenance..........................    5,322      6,264      7,156
                                                              -------    -------    -------
          Total expenses....................................   79,253     79,767     74,068
                                                              -------    -------    -------
Earnings before income taxes and minority interest in net
  earnings of consolidated subsidiary.......................    3,415      9,533     17,357
Income taxes................................................    1,400      3,908      7,257
                                                              -------    -------    -------
Earnings before minority interest in net earnings of
  consolidated subsidiary...................................    2,015      5,625     10,100
Minority interest in net earnings of consolidated
  subsidiary................................................       --         --     (3,235)
                                                              -------    -------    -------
Net earnings................................................  $ 2,015    $ 5,625    $ 6,865
                                                              =======    =======    =======
Basic earnings per share....................................  $   .28    $   .82    $  2.13
                                                              =======    =======    =======
Weighted average shares outstanding, basic basis............    7,335      6,869      3,223
                                                              =======    =======    =======
Diluted earnings per share..................................  $   .28    $   .81    $  1.96
                                                              =======    =======    =======
Weighted average shares outstanding, diluted basis..........    7,335      6,902      3,500
                                                              =======    =======    =======
Cash dividends per share....................................  $   .40    $   .40    $    --
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Net earnings................................................  $2,015    $5,625    $6,865
Other comprehensive gain (loss) -- unrealized gain (loss) on
  investment, securities available for sale(1)..............      53      (189)       --
                                                              ------    ------    ------
Comprehensive earnings......................................  $2,068    $5,436    $6,865
                                                              ======    ======    ======

---------------
(1) Net of income tax expense (benefit) of $31, ($116) and $0, for the years ended December 31, 2000, 1999 and 1998, respectively.

          See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     ACCUMULATED
                                                             TREASURY                                   OTHER
                                       COMMON STOCK           STOCK         ADDITIONAL              COMPREHENSIVE       TOTAL
                                    ------------------   ----------------    PAID IN     RETAINED      (LOSS)       SHAREHOLDERS'
                                     SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     EARNINGS     EARNINGS         EQUITY
                                    ---------   ------   -------   ------   ----------   --------   -------------   -------------
BALANCE, DECEMBER 31, 1997........  2,910,416    $--          --    $ --     $   414     $   709        $  --          $ 1,123
  Forfeiture of common stock
    issued........................    (93,316)    --          --      --          --          --           --               --
  Capital contribution............         --     --          --      --       1,200          --           --            1,200
  Issuance of shares..............  2,099,996     --          --      --      10,710          --           --           10,710
  Net earnings....................         --     --          --      --          --       6,865           --            6,865
                                    ---------    ---     -------    ----     -------     -------        -----          -------
BALANCE, DECEMBER 31, 1998........  4,917,096    $--          --    $ --     $12,324     $ 7,574        $  --          $19,898
                                    ---------    ---     -------    ----     -------     -------        -----          -------
  Unrealized loss on investment
    securities available for
    sale..........................         --     --          --      --          --          --         (189)            (189)
  Stock options exercised.........    332,904     --          --      --         220          --           --              220
  Cash dividends ($0.40 per
    share)........................         --     --          --      --          --      (2,863)          --           (2,863)
  Issuance of shares..............  1,930,495     --          --      --       9,340          --           --            9,340
  Net earnings....................         --     --          --      --          --       5,625           --            5,625
                                    ---------    ---     -------    ----     -------     -------        -----          -------
BALANCE, DECEMBER 31, 1999........  7,180,495    $--          --    $ --     $21,884     $10,336        $(189)         $32,031
                                    ---------    ---     -------    ----     -------     -------        -----          -------
  Unrealized gain on investment
    securities available for
    sale..........................         --     --          --      --          --          --           53               53
  Cash dividends ($0.40 per
    share)........................         --     --          --      --          --      (2,942)          --           (2,942)
  Issuance of shares..............    259,446     --          --      --         860          --           --              860
  Purchase of treasury shares.....         --     --     (13,870)    (40)         --          --           --              (40)
  Net earnings....................         --     --          --      --          --       2,015           --            2,015
                                    ---------    ---     -------    ----     -------     -------        -----          -------
BALANCE, DECEMBER 31, 2000........  7,439,941    $--     (13,870)   $(40)    $22,744     $ 9,409        $(136)         $31,977
                                    =========    ===     =======    ====     =======     =======        =====          =======

          See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                               2000        1999       1998
                                                              -------    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings................................................  $ 2,015    $  5,625    $ 6,865
Adjustments to reconcile net earnings to cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................    2,514       2,415      1,477
  Loss on sale of investments...............................      139          --         30
  Minority interest in net earnings of consolidated
    subsidiary..............................................       --          --      3,235
  Gain (loss) of sale of property and equipment.............     (190)         18        (14)
  Changes in:
    Accounts receivables, net...............................      939       4,053     (1,767)
    Interest receivable.....................................      100        (245)        --
    Prepaid expenses and other assets.......................      316         503       (344)
    Income taxes receivable (payable) and deferred income
     taxes..................................................    1,376      (3,876)       992
    Accounts payable and other accrued expenses.............     (616)     (1,016)       956
    Reserve for claim loss..................................       90      (1,970)        --
    Due to (from) affiliates................................      652        (251)       482
    Customer advances.......................................    1,308        (411)     1,035
                                                              -------    --------    -------
        Total cash provided by operating activities.........    8,643       4,845     12,947
                                                              -------    --------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................   (1,549)     (6,011)    (2,481)
Additions to notes receivable...............................   (1,078)     (1,401)
Collections on notes receivable.............................      266          72         11
Proceeds from sale of investment securities.................    3,403          --         70
Purchase of investment securities...........................       --      (9,690)      (250)
Proceeds from short term investments........................    1,079          --         --
Proceeds from sale of property and equipment................      220         395         25
Advance to related party....................................       --          --     (1,561)
Purchase of title plant.....................................       --         (75)        --
Acquisition of subsidiaries, net of cash received...........   (2,542)     (2,550)      (149)
                                                              -------    --------    -------
        Total cash used in investing activities.............     (201)    (19,260)    (4,335)
                                                              -------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings..................................................       --       1,601     (4,830)
Repayment of long-term debt.................................     (570)         --
Proceeds from stock options exercised.......................       --         220         --
Proceeds from issuance of common stock......................      660       9,340         --
Payments of capital lease obligations.......................     (205)       (867)      (661)
Dividends paid..............................................   (2,198)     (2,863)        --
Repurchase of treasury stock................................      (40)         --         --
                                                              -------    --------    -------
        Total cash provided by (used in) financing
        activities..........................................   (2,006)      7,431     (5,491)
                                                              -------    --------    -------
Increase (decrease) in cash and cash equivalents............    6,089      (6,984)     3,121
Cash and cash equivalents at the beginning of year..........    3,361      10,345      7,224
                                                              -------    --------    -------
Cash and cash equivalents at end of year....................  $ 9,450    $  3,361    $10,345
                                                              =======    ========    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year:
    Interest................................................  $   475    $    174    $   589
    Income taxes............................................    1,741       7,441      5,212
  Non-cash investing activities:
    Dividend declared and unpaid............................      744          --         --
  Non-cash financing activities:
    Assumption of debt by shareholders......................       --          --      1,200
  Title plant acquired under non-affiliated capital lease...       --          --      1,437
PURCHASE OF SUBSIDIARIES:
  Assets acquired...........................................  $ 1,152    $  5,524    $   160
  Cost in excess of net assets acquired.....................    4,910       1,505         --
  Liabilities assumed and debt issued.......................   (3,520)     (4,479)       (11)
                                                              -------    --------    -------
  Net cash used to acquire business.........................  $ 2,542    $  2,550    $   149
                                                              =======    ========    =======

          See accompanying notes to consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

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

     The Company's principal operations are those of ATC. ATC is an underwritten title company ("UTC") in the state of California and is engaged in the business of providing title insurance and other related product services in connection with real estate transactions. The Company operates throughout California and Maricopa, Pinal and Pima counties located in Arizona. ATC functions as an agent of Fidelity National Title Insurance Company ("FNTIC") and Chicago Title Insurance Company ("CTIC"), affiliates and wholly-owned subsidiaries of FNFI. Title insurance policies are underwritten by FNTIC and CTIC for an underwriting fee. The underwriting agreement generally provides that ATC is liable under any single policy for only the first $5,000 of losses. As a result of the July 1997 transaction with the Company, FNFI agreed to make no claim on ATC for claims arising from policies written prior to January 1, 1997.

     In May 1999, the Department of Insurance, State of New York, approved the acquisition of National Title Insurance of New York, Inc., a New York domiciled underwriter, by American Title Company, a subsidiary of American National Financial Inc. from FNFI. National is licensed to issue title insurance policies in 34 states, the District of Columbia and the U.S. Virgin Islands. The $3.25 million dollar purchase price was paid in cash and the transaction was completed in June 1999.

     National did not underwrite any significant title insurance policies through direct operations or agency relationships during 1999 and 2000. National will allow the Company to generate additional revenue by writing title insurance policies in those geographic areas which are not covered by ATC's agency arrangements with FNTIC and CTIC. See Note 12.

     The Company's other subsidiaries include American Title Insurance of Arizona, Inc., (formerly known as Nations Title Insurance of Arizona, Inc.); Landmark REO Management Services, Inc.; American Document Services, Inc.; West Point Appraisal, Inc.; West Point Properties, Inc.; West Point Support Services, Inc., Pacific Printers, Pioneer Land Title Corporation, Bancserv, Inc., Emerald Mortgagee Assistance Company, National Title Insurance of New York, Inc. and American National Exchange Services, Inc.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

  Cash and Cash Equivalents

     For purposes of reporting cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Condensed Consolidated Balance Sheets for these instruments approximate their fair value.

  Trade Receivables

     The carrying amounts for trade receivables approximate their fair value. Trade receivables are reported net of allowance for doubtful accounts which represents management's estimates of those balances that are uncollectible as of the balance sheet date.

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

  Title Plants

     Title plants are historical title information organized and maintained for use in performing title searches. The December 31, 2000 and 1999 title plant balances are comprised of the Company's capital leases. See Note 11. Costs incurred to maintain, update and operate title plants are expensed as incurred. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of a title plant unless the carrying value of the plant is diminished or impaired. Title plants are not amortized as they are considered to have an indefinite life if maintained.

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

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

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

  Revenue Recognition

     Net title insurance premiums, escrow fees and other related charges are recognized as revenue at the time of closing of the related real estate transaction. Other service charges are recognized when the service is provided. Premiums from title policies written other than those underwritten by National are presented net of the underwriting fee to affiliated underwriters on the accompanying Consolidated Statements of Earnings.

  Title and Claim Losses

     Expenses are recognized when incurred. A provision for claim losses on title policies is provided at the time of closing of the related real estate transaction to cover anticipated losses up to $5,000 per policy under the underwriting fee with FNTIC and CTIC. The Company's reserve for claim losses in the amount of $683,000 and $821,000 on these policies is included in accounts payable and other accrued expenses as of December 31, 2000 and 1999.

  Reserve for Claim Losses

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

                        DECEMBER 31, 2000, 1999 AND 1998

the event the reinsurer does not meet its contractual obligations. Reinsurance activity is not considered significant.

  Income Taxes

     Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and recorded in the period enacted.

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

  Earnings per Share

     Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Dilutive earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding plus the assumed conversions of dilutive potential securities. The Company has granted certain options which have been treated as common share equivalents for purposes of calculating diluted earnings per share.

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                 (IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
Net earnings.............................................  $2,015    $5,625    $6,865
                                                           ======    ======    ======
  Weighted average basic shares..........................   7,335     6,869     3,223
                                                           ======    ======    ======
Basic earnings per share.................................  $  .28    $  .82    $ 2.13
                                                           ======    ======    ======
  Weighted average basic shares..........................   7,335     6,869     3,223
  Effect of dilutive options.............................      --        33       277
                                                           ------    ------    ------
  Weighted average dilutive shares.......................   7,335     6,902     3,500
                                                           ======    ======    ======
Diluted earnings per share...............................  $  .28    $  .81    $ 1.96
                                                           ======    ======    ======

  Management Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

  Certain Reclassifications

     Certain reclassifications have been made in the 1999 and 1998 Consolidated Financial Statements to conform to the classifications used in 2000.

 3. ACQUISITIONS

     In May 1999, the Department of Insurance, State of New York, approved the acquisition of National Title Insurance of New York, Inc., a New York domiciled underwriter by ATC a subsidiary of American National Financial Inc., from Fidelity National Financial, Inc. National Title Insurance Company of New York, Inc. is licensed to issue title insurance policies in 34 states, the District of Columbia and the U.S. Virgin Islands. The $3.25 million dollar purchase price was paid in cash and the transaction was completed in June 1999.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the National acquisition were as follows (amounts in thousands):

Tangible assets acquired at fair value excluding cash
  received.................................................  $ 6,224
Cost in excess of net assets acquired......................    1,505
Liabilities assumed at fair value..........................   (4,479)
                                                             -------
          Total purchase price.............................  $ 3,250
                                                             =======

     The results of operations for National are insignificant for 2000 and 1999.

     In January 2000, the Company completed the acquisition of Bancserv, Inc. a California corporation located in the county of Orange, California. Bancserv, Inc. a document company, provides outsource services to the real estate and banking industry through a network of qualified notaries public. The purchase price paid by the company for the acquisition was $1.3 million, payable $400,000 in cash and a $900,000 promissory note subject to certain purchase price adjustments based on the audited closing date balance sheet. The effects of the audit resulted in a purchase price adjustment of $118,000. This transaction was accounted for as a purchase. The balance of the promissory note at December 31, 2000 was $652,000.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Bancserv acquisition were as follows (amounts in thousands):

Tangible assets acquired at fair value excluding cash
  received..................................................  $  172
Cost in excess of net assets acquired.......................   1,100
Liabilities assumed at fair value...........................     (90)
                                                              ------
          Total purchase price..............................  $1,182
                                                              ======

     The results of operations for Bancserv are insignificant for 2000.

     In February 2000, the purchased 100% of the stock of Pioneer, a New York corporation providing title and escrow services in the state of New York. The purchase price was $1.8 million, payable $360,000 in cash and a $1.4 million promissory note with interest at 6.6% per annum, to be paid in equal annually installments over a five-year period. The balance of the promissory note at December 31, 2000 was $1.4 million. This transaction has been accounted for as a purchase.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the Pioneer acquisition were as follows (amounts in thousands):

Tangible assets acquired at fair value excluding cash
  received..................................................  $  165
Cost in excess of net assets acquired.......................   1,725
Liabilities assumed at fair value...........................     (90)
                                                              ------
          Total purchase price..............................  $1,800
                                                              ======

     The results of operations for Pioneer are insignificant for 2000.

     In February 2000, the Company purchased 100% of the membership interests of EMAC, a full service provider of release and assignment document preparation, document retrieval and special title assistance located in Colorado. The purchase price was $1.9 million, $1.7 million was paid in cash, subject to certain purchase price adjustments based on the combined equity of EMAC and American Research Services, its affiliate, and 58,500 shares of the Company common stock. This transaction has been accounted for as a purchase.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed in the EMAC acquisition were as follows (amounts in thousands):

Tangible assets acquired at fair value excluding cash
  received..................................................  $  392
Cost in excess of net assets acquired.......................   2,080
Liabilities assumed at fair value...........................    (570)
                                                              ------
          Total purchase price..............................  $1,902
                                                              ======

     The results of operations for EMAC are insignificant for 2000.

     In September 2000, the Company purchased 100% of the assets of CTIC's Pima County, Arizona operations. The purchase price was $105,000 and paid in cash. This transaction has been accounted for as a purchase.

     The assets acquired, including cost in excess of net assets acquired, and liabilities assumed, which represents the fair market value of a title plant located in Tucson, in the Pima acquisition were as follows (amounts in thousands):

Tangible assets acquired at fair value excluding cash
  received..................................................  $ 427
Cost in excess of net assets acquired.......................     --
Liabilities assumed at fair value...........................   (322)
                                                              -----
          Total purchase price..............................  $ 105
                                                              =====

     The results of operations for Pima County are insignificant for 2000.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             2000         1999
                                                           ---------    ---------
                                                           (AMOUNTS IN THOUSANDS)
Furniture, fixtures and equipment........................   $ 6,720      $ 5,436
Leasehold improvements...................................     1,722        1,153
Office building..........................................     3,275        3,275
                                                            -------      -------
                                                             11,717        9,864
Accumulated depreciation and amortization................    (4,215)      (2,231)
                                                            -------      -------
                                                            $ 7,502      $ 7,633
                                                            =======      =======

 5. INVESTMENT SECURITIES AVAILABLE FOR SALE

     It is the practice of the Company to purchase investment grade fixed maturity securities. The securities in the Company's portfolio are subject to economic conditions and normal market risks and uncertainties.

     The carrying amount, which approximates the fair value, of total investments was $10.5 million and $14.0 million at December 31, 2000 and 1999, respectively.

                                                                  DECEMBER 31, 2000
                                                   ------------------------------------------------
                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                     COST         GAINS         LOSSES       VALUE
                                                   ---------    ----------    ----------    -------
                                                                (AMOUNTS IN THOUSANDS)
Fixed maturity investments (available for sale):
  U.S. government and agencies...................   $ 1,478        $ 23         $  --       $ 1,501
  States and political subdivisions..............     7,561          27          (626)        6,961
  Corporate securities...........................     1,757         414          (100)        2,071
                                                    -------        ----         -----       -------
                                                    $10,796        $464         $(726)      $10,533
                                                    =======        ====         =====       =======

                                                                  DECEMBER 31, 1999
                                                   ------------------------------------------------
                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                     COST         GAINS         LOSSES       VALUE
                                                   ---------    ----------    ----------    -------
                                                                (AMOUNTS IN THOUSANDS)
Fixed maturity investments (available for sale):
  U.S. government and agencies...................   $ 1,477        $  7         $ (10)      $ 1,474
  States and political subdivisions..............     2,552           6           (17)        2,541
  Corporate securities...........................    10,298          --          (291)       10,007
                                                    -------        ----         -----       -------
                                                    $14,327        $ 13         $(318)      $14,022
                                                    =======        ====         =====       =======

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

     The following tables sets forth certain information regarding the Company's investment securities at December 31, 2000. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities with an amortized cost of $1.7 million and $2.9 million and a fair value of $1.2 million and $2.8 million were callable at December 31, 2000 and 1999, respectively:

                                                            DECEMBER 31, 2000
                                                          ----------------------
                                                          AMORTIZED       FAIR
                        MATURITY                             COST        VALUE
                        --------                          ----------    --------
                                                          (AMOUNTS IN THOUSANDS)
One year or less........................................   $ 1,756      $ 2,071
After one year through five years.......................     7,574        7,610
After five years through ten years......................     1,466          852
                                                           -------      -------
                                                           $10,796      $10,533
                                                           =======      =======

     Interest and investment income, including realized gains (losses), consist of the following:

                                                              DECEMBER 31,
                                                             ---------------
                                                              2000      1999
                                                             ------     ----
                                                               (AMOUNTS IN
                                                               THOUSANDS)
Cash and cash equivalents..................................  $  222     $291
Fixed maturity securities..................................     645      427
Short term investments.....................................      72      193
Notes receivable...........................................     107       19
                                                             ------     ----
                                                             $1,047     $930
                                                             ======     ====

     During the years ended December 31, 2000 and 1999, gross realized losses on sales of fixed maturity securities considered available for sale were $134,000 and $0, respectively. Gross realized gains were zero for the years ended December 31, 2000 and 1999.

 6. INCOME TAXES

     Income taxes (benefit) for years ended December 31, 2000, 1999 and 1998 consists of the following (amounts in thousands):

                                                                      2000
                                                          -----------------------------
                                                          CURRENT    DEFERRED    TOTAL
                                                          -------    --------    ------
Federal.................................................  $2,022     $  (895)    $1,127
State and local.........................................     478        (205)       273
                                                          ------     -------     ------
                                                          $2,500     $(1,100)    $1,400
                                                          ======     =======     ======

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

                                                                      1999
                                                          -----------------------------
                                                          CURRENT    DEFERRED    TOTAL
                                                          -------    --------    ------
Federal.................................................  $4,024     $  (783)    $3,241
State and local.........................................     854        (187)       667
                                                          ------     -------     ------
                                                          $4,878     $  (970)    $3,908
                                                          ======     =======     ======

                                                                      1998
                                                          -----------------------------
                                                          CURRENT    DEFERRED    TOTAL
                                                          -------    --------    ------
Federal.................................................  $7,528     $(1,334)    $6,194
State and local.........................................   1,292        (229)     1,063
                                                          ------     -------     ------
                                                          $8,820     $(1,563)    $7,257
                                                          ======     =======     ======

     The effective tax rate for the period reported differs from the Federal statutory income tax rate as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Statutory Federal income tax rate...........................  34.0%   34.0%   34.0%
Non-deductible expenses.....................................   6.9     1.9     2.4
Amortization of intangibles.................................   4.8     1.1     0.4
State taxes, net of Federal benefit.........................   5.7     4.3     5.3
Change in valuation allowance...............................  (9.2)     --      --
Other.......................................................  (1.2)    (.3)    (.3)
                                                              ----    ----    ----
                                                              41.0%   41.0%   41.8%
                                                              ====    ====    ====

     The deferred tax assets and liabilities at December 31, 2000 consist of the following:

                                                     DEFERRED TAX    DEFERRED TAX
                                                        ASSETS       LIABILITIES
                                                     ------------    ------------
                                                        (AMOUNTS IN THOUSANDS)
Excess state income tax............................     $  124          $  --
Provision for claim losses in excess of statutory
  amounts..........................................        263             --
Excess book over tax provision for bad debts.......        851             --
Employee benefit and vacation accruals.............        558             --
Accrued liabilities................................      1,098             --
Other..............................................        171             --
Excess tax depreciation over book..................        402             --
Net operating loss available for carryover.........        996             --
Investment securities..............................        121             --
Statutory unearned premium reserve.................         --           (873)
                                                        ------          -----
                                                         4,584           (873)
Less: valuation allowance..........................       (529)            --
                                                        ------          -----
          Total deferred taxes.....................     $4,055          $(873)
                                                        ======          =====

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

     The deferred tax assets and liabilities at December 31, 1999 consist of the following:

                                                     DEFERRED TAX    DEFERRED TAX
                                                        ASSETS       LIABILITIES
                                                     ------------    ------------
                                                        (AMOUNTS IN THOUSANDS)
Excess state income tax............................     $  259         $    --
Provision for claim losses in excess of statutory
  amounts..........................................        217              --
Excess book over tax provision for bad debts.......        892              --
Employee benefit and vacation accruals.............        212              --
Other..............................................        172              --
Accrued liabilities................................        803              --
Excess tax depreciation over book..................        262              --
Net operating loss available for carryover.........        998              --
Investment securities..............................        116              --
Statutory unearned premium reserve.................         --          (1,004)
                                                        ------         -------
                                                         3,931          (1,004)
Less: valuation allowance..........................       (845)             --
                                                        ------         -------
          Total deferred taxes.....................     $3,086         $(1,004)
                                                        ======         =======

     Based upon the Company's current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its existing net deferred tax assets. Management believes the existing net deductible temporary differences after considering the valuation allowance will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits. The valuation allowance in 2000 and 1999 relates to National whose net operating losses are restricted as to their availability.

 7. LONG TERM DEBT

     In April 1999, the Company completed the purchase of a home office building located in Orange, California for $2.6 million. The Company financed $2.1 million, secured by a first trust deed. The Company is required to make monthly interest payments at prime (9.5%) and principal payments of $4,000. As of December 31, 2000 and 1999, the principal balance was $2.0 million and $2.0 million, respectively. The note matures on April 1, 2004.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

     Long term debt consists of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             2000          1999
                                                           --------      --------
                                                           (AMOUNTS IN THOUSANDS)
Bank promissory note secured by real estate, with monthly
  principal payments of $4,000 and interest due at prime,
  due April 2004.........................................   $1,991        $2,044
Promissory note secured by cash surrender value of life
  insurance policies, with principal and interest due
  annually at 6.56%, due February 2004...................    1,440            --
Promissory note, unsecured, with principal and interest
  due monthly at 7.5%, due January 2005..................      652            --
                                                            ------        ------
                                                             4,083         2,044
Less current portion of long term debt...................     (555)          (53)
                                                            ------        ------
Ending balance...........................................   $3,528        $1,991
                                                            ======        ======

     Principal maturities are as follows (amounts in thousands):

                                                          DECEMBER 31,
                                                              2000
                                                          ------------
                                                          (AMOUNTS IN
                                                           THOUSANDS)
2001....................................................     $  555
2002....................................................        566
2003....................................................        578
2004....................................................      2,369
2005....................................................         15
                                                             ------
                                                             $4,083
                                                             ======

 8. SUMMARY OF RESERVE FOR CLAIM LOSSES

     A summary of the reserve for claim losses follows:

                                                               DECEMBER 31,
                                                          -----------------------
                                                            2000          1999
                                                          --------      ---------
                                                          (AMOUNTS IN THOUSANDS)
Beginning balance.......................................   $2,341        $    --
  Acquisition of National...............................       --          4,311
  Change in provision for claim loss....................      164         (1,979)
  Claims paid, net of recoupments.......................      (74)             9
                                                           ------        -------
Ending balance..........................................   $2,431        $ 2,341
                                                           ======        =======

Subsequent to the acquisition of National, the Company re-evaluated the reserve for claim losses for National. Based on that analysis of historical experience, the 1999 reserve was reduced by $2.0 million.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

 9. SHAREHOLDERS' EQUITY

  Capital restrictions

     Underwritten title companies are subject to certain regulations by insurance regulatory or banking authorities, primarily relating to minimum net worth and working capital. Minimum net worth of $400,000 and minimum working capital of $10,000 is required for ATC. The net worth of ATC was $23.0 million and $20.5 million at December 31, 2000 and 1999, respectively. The working capital of ATC was $7.0 million and $3.7 million on December 31, 2000 and 1999, respectively.

     National is subject to regulations that restrict its ability to pay dividends or make other distributions of cash or property to its parent company without prior approval from the Department of Insurance of the State of New York. The maximum amount of dividends which can be paid by National to shareholders without prior approval of the Insurance Commissioner is subject to restrictions. No dividends, including all dividends paid in the preceding twelve months, which exceed 10% of the outstanding capital shares can be paid without prior approval unless after deducting dividends the Company has surplus to policyholders at least equal to the greater of 50% of its reinsurance reserves or 50% of the minimum capital required. Additionally, dividends are further limited to the Company's earned surplus. Based on this formula, the Company could not pay dividends or make distributions as of January 1, 2001.

     The statutory capital and surplus of National was $3.3 million and $2.5 million as of December 31, 2000 and 1999. The statutory earnings of the National was $684,000 and $426,000 for the year ended December 31, 2000 and 1999.

  Stock Issuance

     In February 1999, the Company completed an Initial Public Offering of 1,750,000 shares at $6 per share, resulting in Fidelity National Financial, Inc. owning 31.5% of the outstanding shares and 37.0% owned by management. Net proceeds of approximately $8.4 million was received by the Company. In connection with the offering the underwriters exercised an option for over allotment to purchase an additional 150,000 shares at $6 per share on March 31, 1999.

     In December 2000, the Company purchased 13,870 shares in the amount of $40,000, at an average price of $2.89 per share, pursuant to the Stock Repurchase Program approved by the Board of Directors in September 1999 authorizing the repurchase of 500,000 shares of the Company's common stock.

10. EMPLOYEE BENEFIT PLANS

  Employee Stock Purchase Plan

     In September 1999, shareholders approved the adoption of an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP the plan encourages a sense of proprietorship on the part of the employees of American National Financial, Inc. and its subsidiary corporations by assisting them in making regular purchases of shares of stock of the Company. Company employees may contribute an amount between 5% and 15% of their base salary and certain commissions. The Company contributes varying amounts as specified in the ESPP. During the years ended December 31, 2000 and 1999, 200,946 shares and 30,495 shares were issued and allocated to the employees based on their contributions, at an average price of $3.10 and $4.17 per share, respectively. The Company contributed $41,000 or the equivalent of 13,523 shares for the year ended December 31, 2000 and zero shares in 1999 and in accordance with the employee's matching contribution. A total of 231,452 shares have been issued by the ESPP since the adoption of the plan.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

  401(k) Plan

     The Company offers the American National Financial, Inc. 401(k) Profit Sharing Plan, a qualified voluntary contributory savings plan, available to substantially all employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. The Company may elect to make matching contributions. The Company has not made any matching contributions.

  Employee and Non-Employee Director Stock Purchase Loan Program

     In September 1999, the Company's Board of Directors approved the adoption of the American National Financial, Inc. Employee Stock Purchase Loan Plan ("Employee Plan") and the Non-Employee Director Stock Purchase Loan Program ("Director Program"). The purpose of the Loan Plan and Loan Program is to provide key employees and directors with further incentive to maximize shareholder value. The Company authorized an aggregate of $2.0 million in loans. The Employee Plan and the Director Program funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and will have a five-year term. Interest will accrue on the loans at a rate of six and one quarter percent (6 1/4%) per annum due at maturity. At December 31, 2000, interest was paid to the Company in the amount of $105,000. Loans may be prepaid any time without penalty. At December 31, 2000 and 1999, loans were made in the amount of $614,000 and $1.3 million totaling $1.9 million, to purchase 152,640 and 316,767 shares for a total of 469,407 shares of the Company's common stock at an average purchase price of $3.97 per share. The fair values of notes receivable are established using current market rates. The fair value calculated at December 31, 2000 and 1999 was $1.5 million and $1.1 million, respectively.

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

     In August 1998, the shareholders approved the adoption of the 1998 Incentive Stock Plan (1998 Incentive Plan). Under the terms of the 1998 Incentive Plan, the Company may grant incentive or nonqualified stock options to certain key employees and non-employee directors or officers. The number of shares issuable under the 1998 Incentive Plan is 650,000 shares at not less than 100% and 85% of fair market value on the date of the grant for incentive options and nonqualified options, plus an additional 200,000 shares of common stock on the date of each annual meeting of shareholders. Officers and other key employees of the Company or of an affiliated company are eligible to receive incentive stock options. Officers and other key employees of the Company or of an affiliated company, members of the Board and other service providers are

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

eligible to receive nonqualified stock options. The term and provision for the termination of each option shall be fixed by the Board of Directors, but no option may be exercisable more than 10 years after the date it is granted. An incentive option granted to a person who is a 10% shareholder on the date of the grant shall not be exercisable more than 5 years after the date it is granted. Each option shall vest and become exercisable in one or more installments at such time or times and subject to such conditions, including within limitation the achievement of specified performance goals or objectives, as shall be determined by the Board of Directors. As of December 31, 1998 no options had been granted under the 1998 Incentive Plan. In connection with the February 1999 Initial Public Offering, 340,040 options were granted under the 1998 Incentive Plan at an exercise price of $6.00 per share.

     Concurrent with the acquisition of ATC, the Chairman of the Board of FNFI was granted fully vested options for 332,904 shares of the Company's common stock at an exercise price of $0.66 per share. The options expire in 10 years from the grant date. The Company recognized $414,000 in compensation expense to reflect the excess of fair market value over the exercise price of the options in 1997. Subsequent to the initial public offering these options were exercised.

     A summary of the Company's stock option activity, and related information for the year ended December 31, 2000 and 1999:

                                                        2000                           1999
                                             ---------------------------    ---------------------------
                                                             WEIGHTED                       WEIGHTED
                                              NUMBER         AVERAGE         NUMBER         AVERAGE
                                             OF SHARES    EXERCISE PRICE    OF SHARES    EXERCISE PRICE
                                             ---------    --------------    ---------    --------------
Stock options outstanding, beginning of
  year.....................................    335,276        $6.00          332,904         $0.66
Stock options granted......................  1,590,578         2.60          376,540          6.00
Stock options exercised....................         --           --         (332,904)         0.66
Stock options cancelled....................   (107,922)        4.61          (41,264)         6.00
                                             ---------        -----         --------         -----
Stock options outstanding, end of year.....  1,817,932        $3.08          335,276         $6.00
Exercisable at end of year.................    641,711           --          112,753            --
Weighted-average fair value of options
  granted during the year..................         --        $3.03               --         $1.39

     The weighted average remaining contractual life of the options outstanding at December 31, 2000 is 9.27 years.

     The following table sets forth options outstanding and exercisable by price range as of December 31, 2000:

                                                   DECEMBER 31, 2000
                  ------------------------------------------------------------------------------------
                                 OPTIONS OUTSTANDING
                  --------------------------------------------------         OPTIONS EXERCISABLE
                                       WEIGHTED                        -------------------------------
                      NUMBER           AVERAGE           WEIGHTED          NUMBER          WEIGHTED
   RANGE OF        OUTSTANDING        REMAINING          AVERAGE        EXERCISABLE        AVERAGE
EXERCISE PRICES   AS OF 12/21/00   CONTRACTUAL LIFE   EXERCISE PRICE   AS OF 12/31/00   EXERCISE PRICE
---------------   --------------   ----------------   --------------   --------------   --------------
$1.500 - 1.500        347,828            9.20             $1.50           347,828           $1.50
 2.688 - 2.688        731,750            9.76              2.69            16,667            2.69
 3.000 - 3.000        381,000            9.20              3.00            75,000            3.00
 3.688 - 3.688         80,000            9.16              3.69            26,668            3.69
 6.000 - 6.000        277,354            8.17              6.00           175,548            6.00
--------------      ---------            ----             -----           -------           -----
$1.500 - 6.000      1,817,932            9.27             $3.08           641,711           $3.03

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25) and related Interpretations in accounting for its 1997 Incentive Plan. As

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

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

     Pro forma information regarding net earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the minimum fair value method of that Statement. The minimum fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions. There were no options granted in 1998. The risk free interest rate used for options granted during 2000 and 1999 was 6.28% and 5.19%. The expected dividend yield used for 2000 and 1999 was 10%. The weighted average expected life of 7 years was used for 2000 and 1999. The volatility factor for 2000 and 1999 was 48% and 80%, respectively.

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 2000, 1999 and 1998 follows (amounts in thousands, except per share data):

                                                            2000      1999      1998
                                                           ------    ------    ------
Pro forma basic and diluted net earnings.................  $1,516    $5,509    $6,865
Pro forma basic and diluted earnings per share...........  $ 0.20    $ 0.80    $ 2.13
Pro forma basic diluted earnings per share...............  $ 0.20    $ 0.80    $ 1.96

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

  Trust Deposits

     In conducting its operations, ANFI and ATC routinely holds customers' assets in trust, pending completion of real estate transactions. Such amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets. The Company has a contingent liability relating to proper disposition of these balances for its customers, which amounted to $91.6 million and $67.5 million at December 31, 2000 and 1999, respectively.

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

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

     On September 15, 2000, the Company received notice from the State Banking Department stating the matters detailed in the Report of Examination were complete and required no further response.

  Deposits with Insurance Commissioner

     ATC is required to maintain certain amounts on deposit with the California Insurance Commissioner in order to operate in certain counties. The amount required by the Department of Insurance, State of California and the Department of Insurance, State of New York is $112,500 and $20,000 at December 31, 2000, and $112,500 and $0 at December 31, 1999. Additionally, National is required to maintain certain amounts on deposit for compliance requirements. The amount at December 31, 2000 and 1999 is $1.3 million and $515,000, respectively.

  Operating Leases

     ATC leases certain of its premises and equipment under operating leases that expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years during 2000.

     Future minimum operating lease payments are as follows:

                                                          DECEMBER 31,
                                                              2000
                                                          ------------
                                                          (AMOUNTS IN
                                                           THOUSANDS)
2001....................................................    $ 4,670
2002....................................................      3,660
2003....................................................      2,850
2004....................................................      1,450
2005....................................................        980
Thereafter..............................................        230
                                                            -------
          Total future minimum operating lease
            payments....................................    $13,840
                                                            =======

     Rent expense incurred under operating leases during the years ended December 31, 2000, 1999 and 1998 was $4.6 million, $4.4 million and $3.5 million respectively, including $216,000, $416,000 and $357,000 paid to an affiliate.

  Capital Leases

     In 1997, ATC entered into a capital lease arrangement with a subsidiary of FNFI, which expired in December 1999, for certain equipment. The capital lease pertaining to the certain equipment was paid in full in March 1999. Accumulated depreciation related to this equipment was $623,000 and $935,000 at December 31, 1999 and 1998, respectively.

     In 1997, ATC entered into a capital lease agreement with FNTIC, which expires in June 2007, for three title plants. The gross amount of title plant recorded under affiliated capital lease is $815,000 at December 31, 2000 and 1999, respectively.

     In a separate, non-affiliated transaction, ATC entered into a capital lease agreement during 1998 to purchase a copy of a title plant. The gross amount of the title plant, recorded under the capital lease is $1.4 million at December 31, 2000 and 1999. The capital lease agreement expires in August 2007.

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

     Future minimum capital lease payments are as follows:

                                                            TO-NON         TO
                                                           AFFILIATE    AFFILIATE    TOTAL
                                                           ---------    ---------    ------
                                                                (AMOUNTS IN THOUSANDS)
2001.....................................................      222          189         411
2002.....................................................      222          170         392
2003.....................................................      222          170         392
2004.....................................................      222          170         392
2005.....................................................      222          170         392
Thereafter...............................................      426          413         839
                                                            ------       ------      ------
          Total future minimum capital lease payments....    1,536        1,282       2,818
Portion relating to interest.............................     (349)        (346)       (695)
                                                            ------       ------      ------
Present value of minimum capital lease payments..........   $1,187       $  936      $2,123
                                                            ======       ======      ======

     Depreciation of the equipment held under capital leases is included in other operating expenses for the years ended December 31, 2000, 1999 and 1998.

12. RELATED PARTY TRANSACTIONS

     The Company pays fees to affiliated underwriters for underwriting services and management services under the exclusive agency agreements with FNTIC and CTIC. Underwriting services are provided for five years commencing July 1997, and subject to a mutually agreed five year extension to the original term expiring in 2007, for a fee of 11% of gross title insurance premiums. Management services payable to FNTIC are cancelable with 90 days notice and costs 1% of gross title insurance premiums.

     ATC leases a title plant from a subsidiary of FNFI. See Note 11. Additionally, the Company reimburses subsidiaries of FNFI for expenses incurred on its behalf. Such reimbursements aggregated $3.8 million, $3.8 million and $4.2 million for years ended December 31, 2000, 1999 and 1998, respectively.

     In June 1999, the Company acquired National from a subsidiary of FNFI for $3.3 million. Pursuant to the terms of the stock purchase agreement, effective with the purchase date, National pays FNF specific fees for certain administrative functions performs on behalf of the Company. The fees related to National at December 31, 2000 and 1999 was $108,000 and $64,000.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

     Independent Auditors' Report.

     Consolidated Balance Sheets as of December 31, 2000 and 1999.

     Consolidated Statements of Earnings for the years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

     Notes to Consolidated Financial Statements.

     (a)(2) FINANCIAL STATEMENT SCHEDULES. The following is a list of financial statement schedules filed as part of this annual report on Form 10-K.

     Schedule V:Valuation and Qualifying Accounts.

              Investments In and Advances to Affiliates and Income Thereon.

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements of notes thereto.

     (a)(3) The following exhibits are filed herewith or are incorporated by reference.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.1       Stock Purchase Agreement dated January 1, 1997 by and among the Registrant, Fidelity National Financial, Inc. and
               American Title Company, together with amendment,
               incorporated by reference from Form S-1, Registration No.
               333-62353
     2.2       Stock Purchase Agreement dated December 31, 1996 by and
               among American Title Company, Fidelity National Asset
               Recovery Services, Inc. and Fidelity National Financial,
               Inc., incorporated by reference from Form S-1, Registration
               No. 333-62353
     2.3       Stock Purchase Agreement dated December 31, 1996 by and
               among American Title Company, Nations Title Insurance of
               Arizona, Inc. and Fidelity National Financial, Inc.,
               incorporated by reference from Form S-1, Registration No.
               333-62353

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.4       Stock Purchase Agreement dated March 16, 1998 by and among
               Fidelity National Title Insurance Company of New York,
               National Title Insurance of New York, Inc. and American
               Title Company, incorporated by reference from Form S-1,
               Registration No. 333-62353
     2.5       Stock Purchase Agreement dated August 9, 1997 by and between
               Pacific Coast Title of Santa Barbara County and American
               Title Company, incorporated by reference from Form S-1,
               Registration No. 333-62353
     2.6       Stock Exchange Agreement dated August 21, 1998 between the
               Registrant and Fidelity National Financial, Inc,
               incorporated by reference from Form S-1, Registration No.
               333-62353
     3.1       Amended and Restated Articles of Incorporation, incorporated by reference from Form S-1, Registration No. 333-62353
     3.2       Bylaws of the Registrant, as amended, incorporated by
               reference from Form S-1, Registration No. 333-62353
     4.1       Form of Common Stock Certificate, incorporated by reference from Form S-1, Registration No. 333-62353, incorporated by reference from Form S-1, Registration No. 333-62353
    10.1       1998 Stock Incentive Plan, together with form of
               Nonqualified Stock Option Agreement and form of Incentive
               Stock Option Agreement, incorporated by reference from Form
               S-1, Registration No. 333-62353
    10.2       Employment Agreement between the Registrant and Michael C.
               Lowther, incorporated by reference from Form S-1,
               Registration No. 333-62353
    10.3       Employment Agreement between the Registrant and Wayne D.
               Diaz, incorporated by reference from Form S-1, Registration
               No. 333-62353
    10.4       Employment Agreement between the Registrant and Dennis R.
               Duffy, incorporated by reference from Form S-1, Registration
               No. 333-62353
    10.5       Employment Agreement between the Registrant and Barbara
               Ferguson, incorporated by reference from Form S-1,
               Registration No. 333-62353
    10.6       Issuing Agency Agreement dated July 1, 1997 between Fidelity
               National Title Insurance Company and American Title Company,
               incorporated by reference from Form S-1, Registration No.
               333-62353
    10.7       Issuing Agency Agreement dated August 25, 1997 between
               Fidelity National Title Insurance Company and Santa Barbara
               Title Company, incorporated by reference from Form S-1,
               Registration No. 333-62353
    10.8       Credit Agreement dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1,
               Registration No. 333-62353
    10.9       Note dated August 7, 1997 of the Registrant in favor of
               Imperial Bank, incorporated by reference from Form S-1,
               Registration No. 333-62353
    10.10      Addendum to Note dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1,
               Registration No. 333-62353
    10.11      Standard Sublease dated January 28, 1998 between American
               Title Company and Fidelity National Financial, Inc.,
               incorporated by reference from Form S-1, Registration No.
               333-62353
    10.12      Form of Indemnification Agreement, incorporated by reference from Form S-1, Registration No. 333-62353
    10.13      Title Plant Lease Agreement dated July 1, 1997 between
               Fidelity National Title Insurance Company and American Title
               Company, incorporated by reference from Form S-1,
               Registration No. 333-62353
    10.14      Letter of Grant dated July 1, 1997 granting William P.
               Foley, II options to purchase 55,000 shares of common stock of the Registrant, incorporated by reference from Form S-1,
               Registration No. 333-62353

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.15      Stock Purchase Agreement dated January 14, 2000 by and
               between Bancserv, Inc. and American National Financial,
               Inc., Incorporated by reference from Form 10-K filed on
               March 27, 2000
    10.16      Stock Purchase Agreement dated February 29, 2000 by and
               among American National Financial, Inc. and Vincent L.
               Prandi and Daniel A. Ferrara, incorporated by reference from
               10-Q filed on May 15, 2000
    10.17      Membership Interest Purchase Agreement dated February 29,
               2000 by and among American National Financial, Inc. and
               Angela Muirhead and Lawrence E. Castle, incorporated by
               reference from the 10-Q filed on May 15, 2000
    10.18      Charter of the Audit Committee of the American National
               Financial, Inc. Board of Directors, incorporated by
               reference from the 10-Q filed on August 14, 2000
    10.19      Asset Purchase Agreement dated July 25, 2000 by and among
               American National Financial, Inc. and Chicago Title
               Insurance Company, incorporated by reference from the 10-Q filed on November 13, 2000
    21         List of Subsidiaries of Registrant, incorporated by
               reference from Form S-1, Registration No. 333-62353
    23.1       Independent Auditors' Consent

     (b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter ending December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN NATIONAL FINANCIAL, INC.

                                          By:    /s/ MICHAEL C. LOWTHER
                                            ------------------------------------
                                                     Michael C. Lowther
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: March 27, 2001

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ MICHAEL C. LOWTHER                      Chief Executive Officer      March 27, 2001
-----------------------------------------------------           and Director
                 Michael C. Lowther

                  /s/ WAYNE D. DIAZ                        President and Director       March 27, 2001
-----------------------------------------------------
                    Wayne D. Diaz

                 /s/ CARL A. STRUNK                       Executive Vice President,     March 27, 2001
-----------------------------------------------------      Chief Financial Officer
                   Carl A. Strunk                         (Principal Financial and
                                                             Accounting Officer)
                                                                and Director

                 /s/ DENNIS R. DUFFY                      Executive Vice President      March 27, 2001
-----------------------------------------------------           and Director
                   Dennis R. Duffy

               /s/ BARBARA A. FERGUSON                    Executive Vice President      March 27, 2001
-----------------------------------------------------           and Director
                 Barbara A. Ferguson

              /s/ WILLIAM P. FOLEY, II                            Director              March 27, 2001
-----------------------------------------------------
                William P. Foley, II

                  /s/ BRUCE ELIEFF                                Director              March 27, 2001
-----------------------------------------------------
                    Bruce Elieff

                 /s/ MATTHEW K. FONG                              Director              March 27, 2001
-----------------------------------------------------
                   Matthew K. Fong

                 /s/ BRUCE L. NELSON                              Director              March 27, 2001
-----------------------------------------------------
                   Bruce L. Nelson

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American National Financial, Inc.:

     Under date of February 22 2001, we reported on the Consolidated Balance Sheets of American National Financial, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2000, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
February 28, 2001

                                                                      SCHEDULE V

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)

              COL. A                  COL. B              COL. C                   COL. D        COL. E
              ------                  ------     -------------------------         ------        ------
                                                         ADDITIONS
                                                 -------------------------
                                    BALANCE AT   CHARGED TO                                      BALANCE
                                    BEGINNING    COSTS AND        OTHER          DEDUCTIONS      AT END
           DESCRIPTION              OF PERIOD     EXPENSES      (DESCRIBE)       (DESCRIBE)     OF PERIOD
           -----------              ----------   ----------     ----------       ----------     ---------
YEAR ENDED DECEMBER 31, 2000:
  Reserve for claim losses........    $2,341      $   164         $  (74)(5)       $   --        $2,431
  Reserve for title and escrow
     losses.......................       821           10              5(5)            --           836
  Allowance on:
     Trade receivables............     2,097          642             35(3)           656(1)      2,118
  Amortization of cost in excess
     of net assets acquired and
     other intangible assets......       959          512             --               --         1,471
YEAR ENDED DECEMBER 31, 1999:
  Reserve for claim losses........    $   --      $(1,979)        $4,320(4)        $   --        $2,341
  Reserve for title and escrow
     losses.......................       991           10              5(5)           185(1)        821
  Allowance on:
     Trade receivables............     1,896        1,385            252(4)         1,436(1)      2,097
  Amortization of cost in excess
     of net assets acquired and
     other intangible assets......       609          350             --               --           959
YEAR ENDED DECEMBER 31, 1998:
  Reserve for title losses........    $  465      $   526         $   --           $   --        $  991
  Allowance on:
     Trade receivables............     1,100          341          1,241(2)           786(1)      1,896
  Amortization of cost in excess
     of net assets acquired and
     other intangible assets......       257          352             --               --           609

---------------
(1) Represents uncollectible accounts written off, change in reserve due to reevaluation of specific items and change in reserve due to sale of certain assets.

(2) Represents balance sheet reclassification entries.

(3) Recovery on previous accounts written off.

(4) Reserves assumed from National acquisition in June 1999.

(5) Represents payments.

                                                                      SCHEDULE V

                                                                     (CONTINUED)

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

          INVESTMENTS IN AND ADVANCES TO AFFILIATES AND INCOME THEREON
                          YEAR ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                   COL. A                       COL. B      COL. C     COL. D           COL. E
                   ------                     ----------    ------    --------    ------------------
                                                                                  AMOUNT OF INTEREST
                                              PRINCIPAL                           ------------------
                                              AMOUNT OF               CARRYING    CREDITED
                DESCRIPTION                   INVESTMENT     COST      VALUE      TO INCOME    OTHER
                -----------                   ----------    ------    --------    ---------    -----
Year ended December 31, 2000:
  CKE Restaurants(1)........................    $1,500      $1,433      $825(2)     $137       $ --

---------------

(1) Bond purchase.

(2) The basis for fixed maturity securities is the fair value.

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.1       Stock Purchase Agreement dated January 1, 1997 by and among the Registrant, Fidelity National Financial, Inc. and
               American Title Company, together with amendment,
               incorporated by reference from Form S-1, Registration No.
               333-62353
     2.2       Stock Purchase Agreement dated December 31, 1996 by and
               among American Title Company, Fidelity National Asset
               Recovery Services, Inc. and Fidelity National Financial,
               Inc., incorporated by reference from Form S-1, Registration
               No. 333-62353
     2.3       Stock Purchase Agreement dated December 31, 1996 by and
               among American Title Company, Nations Title Insurance of
               Arizona, Inc. and Fidelity National Financial, Inc.,
               incorporated by reference from Form S-1, Registration No.
               333-62353
     2.4       Stock Purchase Agreement dated March 16, 1998 by and among
               Fidelity National Title Insurance Company of New York,
               National Title Insurance of New York, Inc. and American
               Title Company, incorporated by reference from Form S-1,
               Registration No. 333-62353
     2.5       Stock Purchase Agreement dated August 9, 1997 by and between
               Pacific Coast Title of Santa Barbara County and American
               Title Company, incorporated by reference from Form S-1,
               Registration No. 333-62353
     2.6       Stock Exchange Agreement dated August 21, 1998 between the
               Registrant and Fidelity National Financial, Inc,
               incorporated by reference from Form S-1, Registration No.
               333-62353
     3.1       Amended and Restated Articles of Incorporation, incorporated by reference from Form S-1, Registration No. 333-62353
     3.2       Bylaws of the Registrant, as amended, incorporated by
               reference from Form S-1, Registration No. 333-62353
     4.1       Form of Common Stock Certificate, incorporated by reference from Form S-1, Registration No. 333-62353, incorporated by reference from Form S-1, Registration No. 333-62353
    10.1       1998 Stock Incentive Plan, together with form of
               Nonqualified Stock Option Agreement and form of Incentive
               Stock Option Agreement, incorporated by reference from Form
               S-1, Registration No. 333-62353
    10.2       Employment Agreement between the Registrant and Michael C.
               Lowther, incorporated by reference from Form S-1,
               Registration No. 333-62353
    10.3       Employment Agreement between the Registrant and Wayne D.
               Diaz, incorporated by reference from Form S-1, Registration
               No. 333-62353
    10.4       Employment Agreement between the Registrant and Dennis R.
               Duffy, incorporated by reference from Form S-1, Registration
               No. 333-62353
    10.5       Employment Agreement between the Registrant and Barbara
               Ferguson, incorporated by reference from Form S-1,
               Registration No. 333-62353
    10.6       Issuing Agency Agreement dated July 1, 1997 between Fidelity
               National Title Insurance Company and American Title Company,
               incorporated by reference from Form S-1, Registration No.
               333-62353
    10.7       Issuing Agency Agreement dated August 25, 1997 between
               Fidelity National Title Insurance Company and Santa Barbara
               Title Company, incorporated by reference from Form S-1,
               Registration No. 333-62353
    10.8       Credit Agreement dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1,
               Registration No. 333-62353
    10.9       Note dated August 7, 1997 of the Registrant in favor of
               Imperial Bank, incorporated by reference from Form S-1,
               Registration No. 333-62353
    10.10      Addendum to Note dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1,
               Registration No. 333-62353

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.11      Standard Sublease dated January 28, 1998 between American
               Title Company and Fidelity National Financial, Inc.,
               incorporated by reference from Form S-1, Registration No.
               333-62353
    10.12      Form of Indemnification Agreement, incorporated by reference from Form S-1, Registration No. 333-62353
    10.13      Title Plant Lease Agreement dated July 1, 1997 between
               Fidelity National Title Insurance Company and American Title
               Company, incorporated by reference from Form S-1,
               Registration No. 333-62353
    10.14      Letter of Grant dated July 1, 1997 granting William P.
               Foley, II options to purchase 55,000 shares of common stock of the Registrant, incorporated by reference from Form S-1,
               Registration No. 333-62353
    10.15      Stock Purchase Agreement dated January 14, 2000 by and
               between Bancserv, Inc. and American National Financial,
               Inc., Incorporated by reference from Form 10-K filed on
               March 27, 2000
    10.16      Stock Purchase Agreement dated February 29, 2000 by and
               among American National Financial, Inc. and Vincent L.
               Prandi and Daniel A. Ferrara, incorporated by reference from
               10-Q filed on May 15, 2000
    10.17      Membership Interest Purchase Agreement dated February 29,
               2000 by and among American National Financial, Inc. and
               Angela Muirhead and Lawrence E. Castle, incorporated by
               reference from the 10-Q filed on May 15, 2000
    10.18      Charter of the Audit Committee of the American National
               Financial, Inc. Board of Directors, incorporated by
               reference from the 10-Q filed on August 14, 2000
    10.19      Asset Purchase Agreement dated July 25, 2000 by and among
               American National Financial, Inc. and Chicago Title
               Insurance Company, incorporated by reference from the 10-Q filed on November 13, 2000
    21         List of Subsidiaries of Registrant, incorporated by
               reference from Form S-1, Registration No. 333-62353
    23.1       Independent Auditors' Consent