Form 10-K405/A
period 2000-12-31
AMERICAN NATIONAL FINANCIAL INC
filed 2001-04-30
CIK 1068843

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                    to
                                   ------------------    ---------------------

                         Commission File Number: 0-24961


                        AMERICAN NATIONAL FINANCIAL, INC.
             (Exact name of Registrant as specified in its charter)

             California                                   33-0731548
      ------------------------                        -------------------
      (State of Incorporation)                          (I.R.S. Employer
                                                       Identification No.)

           1111 E. Katella Avenue, Suite 220, Orange, California 92867
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (714) 289-4300


Securities registered pursuant to Section 12(b) of the Act: None.

Securities to be registered pursuant to Section 12(g) of the Act:

                                                  Name of each exchange
         Title of each class                       on which registered
     --------------------------                  -----------------------
     Common Stock, no par value                  NASDAQ National Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 13, 2001, 7,507,507 shares of common stock (no par value) were outstanding, and the aggregate market value of the shares of the common stock held by non-affiliates of the registrant was $17,319,894. The aggregate market value was computed with reference to the closing price on the NASDAQ National Market on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The names of the directors, director nominees and all executive officers of American National Financial, Inc. (the "Company"), and certain information about them, are set forth below:


Name                             Occupation                                   Age              Director Since
----                             ----------                                   ---              --------------
Michael C. Lowther               Chairman of the Board and                     59                   1996
                                 Chief Executive Officer
                                 American National Financial, Inc.
                                 Orange, California

William P. Foley, II             Chairman of the Board and                     56                   1997
                                 Chief Executive Officer
                                 Fidelity National Financial, Inc.
                                 Irvine, California

Wayne D. Diaz                    President                                     53                   1996
                                 American National Financial, Inc.
                                 Orange, California

Dennis R. Duffy                  Executive Vice President                      58                   1996
                                 American National Financial, Inc.
                                 Orange, California

Carl A. Strunk                   Executive Vice President and                  63                   1999
                                 Chief Financial Officer
                                 American National Financial, Inc.
                                 Orange, California

Barbara A. Ferguson              Executive Vice President                      44                   1997
                                 American National Financial, Inc.
                                 Orange, California

Bruce Elieff                     Principal                                     44                   1998
                                 Sun Cal Companies
                                 Anaheim, California

Matthew K. Fong                  Of Counsel                                    47                   1998
                                 Sheppard, Mullin, Richter & Hampton
                                 Los Angeles, California

Bruce L. Nelson                  Chairman of the Board                         52                    N/A
                                 Roundtree Capital Corporation
                                 Santa Barbara, California

MICHAEL C. LOWTHER

     Mr. Lowther is Chairman of the Board of the Company and has been since March 2000. He has been Chief Executive Officer and a director of the Company since 1996. For approximately 15 years prior to joining American Title Company, Mr. Lowther served as Chairman of the Board and Chief Executive Officer of World Title Company, which he co-founded in 1980.

WILLIAM P. FOLEY, II

     Mr. Foley is a director of the Company. He joined the Company as its Chairman of the Board in June 1997 and served in that capacity through March 2000. Mr. Foley is the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc. and has been since its formation in 1984. Mr. Foley was President of Fidelity National Financial, Inc. from its formation in 1984 until December 31, 1994. Mr. Foley is currently serving as Chairman of the Board of CKE Restaurants, Inc., Checkers Drive-In Restaurants, Inc. and Santa Barbara Restaurant Group, Inc. He is Co-Chairman of the Board of Directors of Micro General Corporation and a director of Fresh Foods, Inc. and Miravant Medical Technologies, Inc.

WAYNE D. DIAZ

     Mr. Diaz has been President and a director of the Company since its formation. During the five years prior to joining the Company, Mr. Diaz held the position of Executive Vice President of Fidelity National Title Insurance Company.

DENNIS R. DUFFY

     Mr. Duffy has held his position of Executive Vice President and director of the Company since 1996. Prior to 1996, he was owner of an underwritten title company and held various management positions with both Title Insurance and Trust Company (TICOR) and SAFECO.

CARL A. STRUNK

     Mr. Strunk joined the Company as its Executive Vice President and Chief Financial Officer in August 1998 and was elected a director in 1999. Mr. Strunk is Executive Vice President, Finance, of CKE Restaurants, Inc. and was its Chief Financial Officer from February 1997 through April 2001. He served as Executive Vice President and Chief Financial Officer of Fidelity National Financial, Inc. from March 1992 to September 1997, and thereafter served as Executive Vice President, Finance, until March 1998. Mr. Strunk is also a member of the Board of Directors of Micro General Corporation.

BARBARA A. FERGUSON

     Ms. Ferguson joined the Company in August 1997 as Executive Vice President and a director. For approximately 12 years prior to joining American National Financial, Inc., Ms. Ferguson served as Senior Vice President of Fidelity National Title Insurance Company.

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

BRUCE L. NELSON

     Mr. Nelson is currently the Chairman of the Board of Roundtree Capital Corporation, a private investment company he founded in 1990. From 1980 to 1990, Mr. Nelson served as Vice President and Treasurer with Rockefeller Group, Inc.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Exchange Act of 1934, as amended, requires the Company's executive officers and directors to file reports of their ownership, and changes in ownership, of such securities with the SEC. Executive officers and directors are required by the SEC's regulations to furnish the Company with copies of all forms they file pursuant to Section 16 and the Company is required to report in this Proxy Statement any failure of its directors and executive officers to file by the relevant due date any of these reports during fiscal year 2000. Based solely upon a review of the copies of the reports received by it, the Company believes that all such filing requirements were satisfied except that Mr. Diaz filed one late report for a transaction in 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The following Summary Compensation Table shows compensation paid by the Company and its subsidiaries to the named executive officers of the Company for all services in all capacities during the years indicated.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                                                    LONG TERM COMPENSATION
                                                                                   -------------------------
                                                                                   RESTRICTED   SECURITIES     ALL OTHER
                                            SALARY        BONUS     OTHER ANNUAL     STOCK      UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR        ($)(1)        ($)(2)    COMPENSATION     AWARDS    OPTIONS(#)(3)     ($)(4)
------------------------------  ----       --------      --------   ------------   ----------  -------------  ------------
Michael C. Lowther............  2000       $270,516      $200,000       -               -         171,667        $4,605
Chairman of the Board           1999        267,454       185,000       -               -          27,640           530
and Chief Executive Officer     1998        256,667       275,000       -               -              -              -

Wayne D. Diaz.................  2000        270,516       200,000       -               -         171,667         4,427
President                       1999        267,454       185,000       -               -          27,640           319
                                1998        256,667       275,000       -               -               -             -

Dennis R. Duffy...............  2000        161,038       125,000       -               -         141,667         1,597
Executive Vice President        1999        166,901       125,000       -               -          10,000           530
                                1998        162,958       160,000       -               -               -             -

Barbara A. Ferguson...........  2000        170,500       125,000       -               -         141,667         1,757
Executive Vice President        1999        167,450       125,000       -               -          10,000             -
                                1998        170,000       160,000       -               -             -               -

--------------------
(1) Amounts shown for the indicated fiscal year include amounts deferred at the election of the named executive officer pursuant to the Company's 401(k) plan.

(2) Bonuses were awarded during the year following the fiscal year to which the bonuses relate, based on an evaluation by the Compensation Committee of the Board of Directors. Amounts shown for the indicated fiscal year include cash bonus amounts earned in the indicated fiscal year and deferred at the election of the named executive officer and utilized to reduce the exercise price of stock options granted to such officer in the subsequent fiscal year pursuant to the 1999 Stock Option Plan. Bonus amounts applied to reduce the exercise price of stock option grants awarded and included in this column for 2000 and 1999, the only years in which this Plan has been in effect, are as follows: (i) Mr. Lowther: $100,000 - 2000 bonus, $92,500
     - 1999 bonus; (ii) Mr. Diaz: $100,000 - 2000 bonus, $92,500 - 1999 bonus;
     (iii) Mr. Duffy: $12,500 - 2000 bonus, $62,500 - 1999 bonus; and (iv) Ms.
     Ferguson $41,663 - 2000 bonus, $62,500 - 1999 bonus.

(3) The number of securities underlying options has been adjusted to reflect all dividends.

(4)  Amounts shown for fiscal 2000 consist of the following: (i) Mr. Lowther:
     Company paid life insurance premiums -- $1,354, Company contribution to Employee Stock Purchase Plan -- $3,251; (ii) Mr. Diaz: Company paid life insurance premiums -- $1,176, Company contribution to Employee Stock Purchase Plan -- $3,251; (iii) Mr. Duffy: Company paid life insurance premiums -- $708, Company contribution to Employee Stock Purchase Plan -- $889; and (iv) Ms. Ferguson: Company paid life insurance premiums -- $90, Company contribution to Employee Stock Purchase Plan -- $1,667.

OFFICER AND DIRECTOR LOANS

     The Board of Directors adopted an Employee Stock Purchase Loan Plan ("Employee Plan") and the Non-Employee Director Stock Purchase Loan Program ("Director Program"). The Employee Plan authorized an aggregate amount of $1.7 million to make loans to key employees to purchase shares of the Company's Common Stock through open market purchases or in privately negotiated transactions. The Director Program authorized an aggregate amount of $300,000 to make loans to outside directors to purchase shares of the Company's Common Stock through open market purchases or in privately negotiated transactions. The loans are at an interest rate of 6 1/4% per annum for a term of five years immediately callable in the event of termination of employment or resignation as a director, as the case may be.

     During fiscal year 2000, each of the following named executive officers participated in the Employee Plan Program, and the highest aggregate indebtedness to the Company for each participant was as follows: Mr. Lowther - $259,157; Mr. Diaz - $259,157; Mr. Duffy - $259,157; and Ms. Ferguson -
$259,157.

     During fiscal year 2000, each of the following named directors participated in the Director Program, and the highest aggregate indebtedness to the Company for each participant was as follows: Mr. Foley - $466,482; Mr. Strunk - $259,157; and Mr. Fong - $103,663.

OPTION GRANTS

     The following table provides information as to options to purchase Common Stock granted to the named individuals during 2000 pursuant to the Company's 1998 Stock Incentive Plan and 1999 Stock Option Plan.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                            NUMBER OF      PERCENTAGE OF                                    ANNUAL RATES OF STOCK
                            SECURITIES     TOTAL OPTIONS                                      PRICE APPRECIATION
                            UNDERLYING       GRANTED TO    EXERCISE OR                        FOR OPTION TERM(3)
                             OPTION         EMPLOYEES IN    BASE PRICE     EXPIRATION     -------------------------
     NAME                   GRANTS(#)       FISCAL YEAR     ($/SHARE)         DATE          5%($)           10%($)
     ----                   ----------     -------------   -----------     ----------     --------         --------
Michael C. Lowther            50,000                         $3.00(1)        3/13/10       $94,500         $238,500
                              61,667                         $1.50(2)        3/14/10        58,275          147,076
                              60,000                         $2.69(1)        10/4/10       101,606          256,435
                             -------
                             171,667           10.8%


Wayne D. Diaz                 50,000                         $3.00(1)        3/13/10       $94,500         $238,500
                              61,667                         $1.50(2)        3/14/10        58,275          147,076
                              60,000                         $2.69(1)        10/4/10       101,606          256,435
                             -------
                             171,667           10.8%

Dennis R. Duffy               50,000                         $3.00(1)        3/13/10       $94,500         $238,500
                              41,667                         $1.50(2)        3/14/10        39,375           99,376
                              50,000                         $2.69(1)        10/4/10        84,672          213,696
                             -------
                             141,667            8.9%

Barbara A. Ferguson           50,000                         $3.00(1)        3/13/10       $94,500         $238,500
                              41,667                         $1.50(2)        3/14/10        39,375           99,376
                              50,000                         $2.69(1)        10/4/10        84,672          213,696
                             -------
                             141,667            8.9%
                             =======

-----------------
(1) The fair market value of the Company's Common Stock on the date of grant.

(2) The options granted under the 1999 Stock Option Plan were granted to key employees of the Company at an exercise price of $3.00, the fair market value of the Company's Common Stock on the date of grant. The executive officer applied his/her deferred bonus amount to reduce the exercise price to $1.50 per share. (See note (2) of Summary Compensation Table.) Unless exercised sooner, the exercise price of these options will decrease approximately $0.05 per year through 2010, at which time the exercise price will be $0.95.

(3) These are assumed rates of appreciation and are not intended to forecast future appreciation of the Company's Common Stock.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     There were no stock option exercises by the named individuals in 2000. The Company did not reprice any existing options during the last completed fiscal year.

                        AGGREGATED STOCK OPTION EXERCISES
              IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                             NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                                                                   OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                             SHARES          VALUE             DECEMBER 31, 2000                 DECEMBER 31, 2000
                           ACQUIRED ON      REALIZED      ----------------------------      ----------------------------
       NAME                EXERCISE(#)         ($)        EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
       ----                -----------      --------      -----------    -------------      -----------    -------------
Michael C. Lowther.........  None              N/A           80,094         119,213           $104,094         $39,400

Wayne D. Diaz..............  None              N/A           80,094         119,213           $104,094         $39,400

Dennis R. Duffy............  None              N/A           48,334         103,333            $70,334         $34,400

Barbara A. Ferguson........  None              N/A           48,334         103,333            $70,334         $34,400

EMPLOYMENT AGREEMENTS

     The Company entered into a three-year employment agreement with its Chairman and Chief Executive Officer, Mr. Lowther, effective August 8, 1998. Following the expiration of the initial term, the employment agreement will automatically renew for successive one-year terms unless Mr. Lowther or the Company notifies the other of his or its intent not to renew the agreement. However, the Company may only decline to renew the agreement if the Company or any of its subsidiaries does not meet the budgeted expectations for such entities as determined by the Company's Board of Directors in the exercise of reasonable discretion. Pursuant to this agreement, Mr. Lowther's annual base salary is $260,000. The agreement provides for additional incentive compensation in respect of each fiscal year ending during the term thereof as determined by the Chairman of the Board and the Board of Directors. The agreement allows the Company to terminate Mr. Lowther upon written notice without cause, in which case he will receive (i) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater number of years remaining in the term of employment, including partial years, or 2 years, and
(ii) maintenance of all benefit plans and programs for Mr. Lowther for the greater of 2 years or the number of years (including partial years) remaining in the agreement. Upon Mr. Lowther's death, his estate will receive a payment in the amount of the annual base salary for the remainder of the agreement and the minimum annual bonus without offset prorated throughout the date of termination. Upon incapacity or disability for a continuous period of nine months, the Company may terminate the employment contract with Mr. Lowther upon payment of an amount equal to his annual base salary, without offset for the remainder of the agreement. The Company entered into an amendment with Mr. Lowther to his employment agreement that provides for a change of control provision. This provision enables Mr. Lowther to terminate his employment agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Mr. Lowther's employment is terminated following a change in control under certain circumstances then he will receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 1, and (iii) maintenance of all benefit plans and programs for Mr. Lowther for the number of years (including partial years) remaining in the agreement.

     The Company entered into a three-year employment agreement with Wayne D. Diaz effective August 8, 1998. Following the expiration of the initial term, the employment agreement will automatically renew for successive one-year terms unless Mr. Diaz or the Company notifies the other of his or its intent not to renew the agreement. However, the Company may only decline to renew the agreement if the Company or any of its subsidiaries does not meet the budgeted expectations for such entities as determined by the Company's Board of Directors in the exercise of reasonable discretion. Pursuant to this agreement, Mr. Diaz's annual base salary is $260,000. The agreement provides for additional incentive compensation in respect of each fiscal year ending during the term thereof as determined by the Chairman of the Board and the Board of Directors. The agreement allows the Company to terminate Mr. Diaz upon written notice without cause, in which case he will receive (i) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater number of years remaining in the term of employment, including partial years, or 2 years, and (ii) maintenance of all benefit plans and programs for Mr. Diaz for the greater of 2 years or the number of years (including partial years) remaining in the agreement. Upon Mr. Diaz's death, his estate will receive a payment in the amount of the annual base salary for the remainder of the agreement and the minimum annual bonus without offset prorated throughout the date of termination. Upon incapacity or disability for a continuous period of nine months, the Company may terminate the employment contract with Mr. Diaz upon payment of an amount equal to his annual base salary, without offset for the remainder of the agreement. The Company entered into an amendment with Mr. Diaz to his employment agreement that provides for a change of control provision. This provision enables Mr. Diaz to terminate his employment agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Mr. Diaz's employment is terminated following a change in control under certain circumstances then he will receive (i) his minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 1, and (iii) maintenance of all benefit plans and programs for Mr. Diaz for the number of years (including partial years) remaining in the agreement.

     The Company entered into a three-year employment agreement with Dennis R. Duffy effective August 8, 1998. Following the expiration of the initial term, the employment agreement will automatically renew for successive one-year terms unless Mr. Duffy or the Company notifies the other of his or its intent not to renew the agreement. However, the Company may only decline to renew the agreement if the Company or any of its subsidiaries does not meet the budgeted expectations for such entities as determined by the Company's Board of Directors in the exercise of reasonable discretion. Pursuant to this agreement, Mr. Duffy's annual base salary is $160,000. The agreement provides for additional incentive compensation in respect of each fiscal year ending during the term thereof as determined by the Board of Directors. The agreement allows the Company to terminate Mr. Duffy upon written notice without cause, in which case he will receive (i) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater number of years remaining in the term of employment, including partial years, or 2 years, and
(ii) maintenance of all benefit plans and programs for Mr. Duffy for the greater of 2 years or the number of years (including partial years) remaining in the agreement. Upon Mr. Duffy's death, his estate will receive a payment in the amount of the annual base salary for the remainder of the agreement and the minimum annual bonus without offset prorated throughout the date of termination. Upon incapacity or disability for a continuous period of nine months, the Company may terminate the employment contract with Mr. Duffy upon payment of an amount equal to his annual base salary, without offset for the remainder of the agreement.

     The Company entered into a three-year employment agreement with Barbara Ferguson effective August 8, 1998. Following the expiration of the initial term, the employment agreement will automatically renew for successive one-year terms unless Ms. Ferguson or the Company notifies the other of her or its intent not to renew the agreement. However, the Company may only decline to renew the agreement if the Company or any of its subsidiaries does not meet the budgeted expectations for such entities as determined by the Company's Board of Directors in the exercise of reasonable discretion. Pursuant to this agreement, Ms. Ferguson's annual base salary is $160,000. The agreement provides for additional incentive compensation in respect of each fiscal year ending during the term thereof as determined by the Board of Directors. The agreement allows the Company to terminate Ms. Ferguson upon written notice without cause, in which case she will receive (i) severance pay in an amount equal to her annual salary in effect as of the date of termination plus the total bonus paid or payable to her for the most recent calendar year multiplied by the greater number of years remaining in the term of employment, including partial years, or 2 years, and
(ii) maintenance of all benefit plans and programs for Ms. Ferguson for the greater of 2 years or the number of years (including partial years) remaining in the agreement. Upon Ms. Ferguson's death, her estate will receive a payment in the amount of the annual base salary for the remainder of the agreement and the minimum annual bonus without offset prorated throughout the date of termination. Upon incapacity or disability for a continuous period of nine months, the Company may terminate the employment contract with Ms. Ferguson upon payment of an amount equal to her annual base salary, without offset for the remainder of the agreement. The Company entered into an amendment with Ms. Ferguson to her employment agreement that provides for a change of control provision. This provision enables Ms. Ferguson to terminate her employment agreement due to a change in control during the period commencing 60 days and expiring 365 days after such change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Ms. Ferguson's employment is terminated following a change in control under certain circumstances then she will receive (i) her minimum annual base salary through the date of termination, (ii) severance pay in an amount equal to her annual salary in effect as of the date of termination plus the total bonus paid or payable to her for the most recent calendar year multiplied by the greater of the number of years (including partial years) remaining in the agreement or the number 1, and (iii) maintenance of all benefit plans and programs for Ms. Ferguson for the number of years (including partial years) remaining in the agreement.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee was formed in 1999. During fiscal 2000, the Compensation Committee consisted of two independent directors, including Mr. Elieff and Mr. Fong, and no member of the Compensation Committee was a former or current officer or employee of the Company or any of its subsidiaries. In addition, during that year, no executive officer of the Company served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Compensation Committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on the Board of Directors.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

GENERAL

     The Compensation Committee of the Board of Directors is responsible for establishing and administering the policies that govern executive compensation and benefit practices. The Compensation Committee evaluates the performance of the executive officers and determines their compensation levels, in terms of salary, annual bonus and related benefits, all subject to Board approval. The Compensation Committee has access to independent compensation data for use in assessing levels of compensation for officers of the Company.

COMPENSATION PHILOSOPHY

     The Company's executive compensation programs are designed to (i) provide levels of compensation that integrate pay and incentive plans with the Company's strategic goals, so as to align the interests of executive management with the long-term interests of the Shareholders; (ii) motivate Company executives to achieve the strategic business goals of the Company and to recognize their individual contributions; and (iii) provide compensation opportunities which are competitive to those offered by other national title insurance companies and other middle-market corporations similar in size and performance. Although the exact identity of the corporations surveyed varies, these generally include title companies and other corporations equal to or larger than the Company. The Compensation Committee believes that the components of executive compensation should include base salary, annual cash bonus, stock option grants and other benefits and should be linked to individual and Company performance. With regard to the Company's performance, the measures used for determining appropriate levels of compensation for executive officers include the Company's national market share, net margin, quality of service, meeting strategic goals within the current economic climate and industry environment, scope of responsibilities, expansion by acquisition or otherwise, and profit retention and profitability, all of which combine to enhance Shareholder value.

     The Committee approves the employment agreements and salary and bonus levels for key employees, including Mr. Lowther and Mr. Diaz. The Compensation Committee then makes recommendations with respect to the compensation to the entire Board of Directors for its approval.

COMPENSATION OF THE CHAIRMAN AND CHIEF EXECUTIVE OFFICER FOR FISCAL 2000

     Mr. Lowther's compensation for fiscal 2000 was determined pursuant to the terms of his employment agreement in effect during that period. His employment agreement provided him with a base annual salary, which may be reviewed and increased at the discretion of the Chairman of the Board and/or the Compensation Committee. Mr. Lowther also received a cash bonus, which was determined by the Board of Directors based on Mr. Lowther's and the Company's performance during the preceding year. The Company, through the Board of Directors, has the discretion to award stock options to Mr. Lowther. Mr. Lowther received stock options in 2000 totaling 171,667 shares of Common Stock. Of these options, 61,667 shares vested upon date of grant, 50,000 vest in three equal, annual installments beginning on the first anniversary of the date of grant, and the remaining 60,000 vest in three equal, annual installments beginning on the first anniversary of the date of grant.

COMPENSATION OF OTHER EXECUTIVES FOR FISCAL 2000

     With respect to the base salaries and incentive compensation awarded to other executive officers in respect of fiscal 2000, the Compensation Committee approved these amounts pursuant to the executives' employment agreements and the executives' performances as directed and approved by the Compensation Committee. The decision of the Compensation Committee with respect to the base salary for each such executive officer is subjective and was made after consideration of the performance of the executive in his/her particular area of responsibility, the executive's contribution to the Company's overall management team and an assessment of the future contributions the executive should be able to make to the Company.

STOCK OPTION GRANTS

     As indicated above, an important element of the Company's compensation philosophy is the desire to align the interests of the executive officers with the long-term interests of the Company's Shareholders. The purpose of the Company's Stock Incentive Plan is to attract, retain and award executive officers and directors and to furnish incentives to these persons to improve operations, increase profits and positively impact the Company's long-term performance. Consistent with these objectives, the Compensation Committee granted options to executive officers in 2001 for their performance in 2000.

     As additional incentive compensation, certain executive officers are permitted to participate in a program pursuant to which the officer can defer a portion of his bonus and apply the deferred amount to reduce the exercise price of stock options granted to him. In subsequent years, the exercise price of the options is further reduced by a percentage amount determined by the Compensation Committee. In 2000, Mr. Lowther, Mr. Diaz, Mr. Duffy and Ms. Ferguson participated in this bonus deferral program.

     Corporate Deduction for Compensation. Section 162(m) of the Internal Revenue Code generally limits to $1.0 million the corporate deduction for compensation paid to certain executive officers, unless certain requirements are met. The Company's policy with respect to the deductibility limit of Section 162(m) generally is to preserve the federal income tax deductibility of compensation paid to executive officers. However, while the tax impact of any compensation arrangement is an important factor to be considered, the impact is evaluated in light of the Company's overall compensation philosophy. Accordingly, the Company has and will continue to authorize the payment of non-deductible compensation if it deems that it is consistent with its compensation philosophy and in the best interests of the Company and its Shareholders.

                                                The Compensation Committee


                                                Bruce Elieff
                                                Matthew K. Fong
                                                Bruce L. Nelson


                                PERFORMANCE GRAPH

     Set forth below is a graph comparing cumulative total shareholder return on the Company's common stock against the cumulative total return on the S&P 500 Index and against the cumulative total return of a peer group index comprised of certain companies for the industry in which the Company competes (SIC code 6361 -- Title Insurance) for the period beginning on February 12, 1999, the date the Company went public, and ending December 31, 2000. This peer group consists of the following companies: Capital Title Group, Inc., First American Financial, LandAmerica Financial Group, Inc. and Stewart Information Services Corp. The peer group comparison has been weighted based on the Company's stock market capitalization. The graph assumes an initial investment of $100.00 on February 12, 1999, with any dividends reinvested over the periods indicated.

                         COMPARISON OF CUMULATIVE TOTAL
               RETURN OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

                                    2/12/99     12/31/99      12/31/00
                                    -------     --------      --------
American National Financial           100         52.86         61.25

S&P 500 Index                         100        120.71        109.72

Peer Group                            100         49.79        119.16

                   ASSUMES $100 INVESTED ON FEBRUARY 12, 1999
                      ASSUMES DIVIDEND REINVESTED MONTHLY.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership as of April 1, 2001 of the Common Stock of the Company by each director who owns shares, by the director nominees, all executive officers named in the Summary Compensation Table, and all directors and executive officers as a group. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given. Unless otherwise indicated, the addresses of the people listed below are the same as the Company's address.

                                          NUMBER OF      NUMBER  OF                  PERCENT
NAME AND ADDRESS                        SHARES OWNED     OPTIONS(1)      TOTAL       OF TOTAL
----------------                        ------------     ----------    ---------     --------
Fidelity National Financial, Inc....      2,099,996           -0-      2,099,996       28.96%
17911 Von Karman Avenue
Irvine, CA  92614

Michael C. Lowther..................      1,037,135       172,641      1,209,776       16.27%

William P. Foley, II................        450,256        75,000        525,256        7.16%

Wayne D. Diaz......................       1,025,334       172,641      1,197,975       16.11%

Dennis R. Duffy....................         165,986        76,667        242,653        3.31%

Carl A. Strunk.....................         141,862        69,998        211,860        2.89%

Barbara A. Ferguson................         218,273        96,109        314,382        4.27%

Bruce Elieff.......................             -0-        10,000         10,000          *

Matthew K. Fong....................          37,871        10,000         47,871          *

Bruce Nelson.......................             -0-           -0-            -0-          *

All directors and officers
 (8 persons).......................       3,076,717       683,056      3,759,773       47.32%

-------------

 *  Represents less than 1% of the Company's Common Stock.

(1) Represents shares subject to stock options that are exercisable on April 1, 2001 or become exercisable within 60 days of April 1, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     TRANSACTIONS INVOLVING FIDELITY NATIONAL FINANCIAL, INC.

     Fidelity National Financial, Inc. ("FNFI") is a provider of title insurance and diversified real estate related services. At December 31, 2000, FNFI owned 2,099,996 shares of the Company's outstanding Common Stock which represented 28.3% of the total Common Stock outstanding as of that date. Mr. Foley, a director of the Company, serves as the Chairman of the Board and Chief Executive Officer of FNFI.

     The Company and Fidelity National Title Insurance Company ("FNTIC"), a subsidiary of FNFI, entered into an Issuing Agency Agreement pursuant to which ATC has agreed that until June 30, 2007 it will act exclusively as an agent for FNTIC and Chicago Title Insurance Company, a subsidiary of FNFI, with respect to the procurement of title insurance policies in 14 selected counties in California and Arizona, subject to certain exceptions. This exclusive arrangement does not apply to other counties into which the Company may expand in the future. In addition, under the Issuing Agency Agreement, FNTIC provides certain administrative services for ATC, including accounting, legal and human resources services. ATC pays FNTIC a management fee of 1% of gross premiums for these services. ATC paid FNTIC $529,926 for these services in 2000. This administrative services arrangement is terminable by ATC upon 90 days notice to FNTIC.

     On January 28, 1998, ATC and FNTIC entered into a sublease pursuant to which ATC subleased the Company's principal executive office from FNTIC. Such lease provides for monthly rental payments to FNTIC of $37,000 and expired on July 11, 2000. The aggregate payments paid under the lease in 2000 were $ 215,817.

     TRANSACTIONS WITH MANAGEMENT AND OTHERS

     The Board of Directors adopted an Employee Stock Purchase Loan Plan ("Employee Plan") and the Non-Employee Director Stock Purchase Loan Program ("Director Program"). The Employee Plan authorized an aggregate amount of $1.7 million to make loans to key employees to purchase shares of the Company's Common Stock through open market purchases or in privately negotiated transactions. The Director Program authorized an aggregate amount of $300,000 to make loans to outside directors to purchase shares of the Company's Common Stock through open market purchases or in privately negotiated transactions. The loans are at an interest rate of 6 1/4% per annum for a term of five years immediately callable in the event of termination of employment or resignation as a director, as the case may be.

     During fiscal year 2000, each of the following named executive officers participated in the Employee Plan Program, and the highest aggregate indebtedness to the Company for each participant was as follows: Mr. Lowther - $259,157; Mr. Diaz - $259,157; and Ms. Ferguson - $259,157.

     During fiscal year 2000, each of the following named directors participated in the Director Program, and the highest aggregate indebtedness to the Company for each participant was as follows: Mr. Foley - $466,482; Mr. Strunk - $259,157; and Mr. Fong - $103,663.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              AMERICAN NATIONAL FINANCIAL, INC.


                                              By: /s/ MICHAEL C. LOWTHER
                                                  -----------------------------
                                                      Michael C. Lowther
                                                      Chairman of the Board and
                                                      Chief Executive Officer

Date: April 26, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                                  TITLE                            DATE
       ---------                                  -----                            ----
/s/ MICHAEL C. LOWTHER              Chief Executive Officer and Director       April 26, 2001
----------------------------
    Michael C. Lowther


/s/ WAYNE D. DIAZ                          President and Director              April 26, 2001
----------------------------
    Wayne D. Diaz


/s/ CARL A. STRUNK                        Executive Vice President,            April 26, 2001
----------------------------               Chief Financial Officer
    Carl A. Strunk                        (Principal Financial and
                                             Accounting Officer)
                                                and Director


/s/ DENNIS R. DUFFY                       Executive Vice President             April 26, 2001
----------------------------                    and Director
    Dennis R. Duffy


/s/ BARBARA A. FERGUSON                   Executive Vice President             April 26, 2001
----------------------------                    and Director
    Barbara A. Ferguson


/s/ WILLIAM P. FOLEY, II                          Director                     April 26, 2001
----------------------------
    William P. Foley, II


/s/ BRUCE ELIEFF                                  Director                     April 26, 2001
----------------------------
    Bruce Elieff


                                                  Director                     April __, 2001
----------------------------
    Matthew K. Fong


/s/ BRUCE L. NELSON                               Director                     April 26, 2001
----------------------------
    Bruce L. Nelson