Form 10-Q
period 2001-03-31
AMERICAN NATIONAL FINANCIAL INC
filed 2001-05-14
CIK 1068843

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

                      For the Quarter Ended March 31, 2001

                         Commission File Number 0-24961

                        AMERICAN NATIONAL FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


         California                                              33-0731548
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


1111 E. Katella Avenue, Suite 220, Orange, California             92867
-----------------------------------------------------     ----------------------
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

         Common stock, no par value, 7,247,570 shares as of May 9, 2001

                                    FORM 10-Q

                                QUARTERLY REPORT

                          Quarter Ended March 31, 2001

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
Part I: FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements

                A. Condensed Consolidated Balance Sheets as of               3
                   March 31, 2001 and December 31, 2000

                B. Condensed Consolidated Statements of Earnings for the     4
                   three-month periods ended March 31, 2001 and 2000

                C. Condensed Consolidated Statements of Comprehensive
                   Earnings for the three-month periods ended March 31,
                   2001 and 2000                                             5

                D. Condensed Consolidated Statements of Cash Flows
                   for the three-month periods ended March 31, 2001
                   and 2000                                                  6

                E. Notes to Condensed Consolidated Financial Statements      8

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          8

        Item 3. Quantitative and Qualitative Market Risk Disclosures        10

Part II: OTHER INFORMATION

        Item 2. Changes in Security                                         11

        Item 6. Exhibits and Reports on Form 8-K                            11

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

                                              AMERICAN NATIONAL FINANCIAL, INC.
                                              ---------------------------------
                                                        (Registrant)


By: /s/ Carl A. Strunk
    ----------------------------------------
        Carl A. Strunk
        Executive Vice President and
        Chief Financial Officer
        (Principal Financial and Accounting
        Officer) and Director                                Date: May 14, 2001

Part I: FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated Financial Statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        MARCH 31,     DECEMBER 31,
                                                          2001            2000
                                                       -----------    -----------
                                                       (UNAUDITED)
                                     ASSETS

Current assets:
Cash and cash equivalents ..........................    $ 12,189       $  9,450
Short-term investments, at cost, which
  approximates fair market value ...................         515            415
Accrued investment interest ........................         175            145
Trade receivables, net of allowance for
  doubtful accounts of $2,171 in 2001 and
  $2,118 in 2000 ...................................       4,520          3,925
Notes receivables, net .............................       2,088          2,141
Deferred tax asset .................................       2,967          3,182
Prepaid expenses and other current assets ..........         972            819
                                                        --------       --------
       Total current assets ........................      23,426         20,077

Investment securities available for sale,
  at fair market value .............................      10,071         10,533
Property and equipment, net ........................       7,633          7,502
Title plants .......................................       2,699          2,699
Deposits with the Insurance Commissioner ...........         133            133
Intangibles, net of accumulated amortization
  of $1,611 in 2001 and $1,471 in 2000 .............      12,257         12,397
                                                        --------       --------
       Total assets ................................    $ 56,219       $ 53,341
                                                        ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued expenses ........    $  6,328       $  5,998
Customer advances ..................................       3,755          3,087
Current portion of long-term debt ..................         557            555
Current portion of obligations under capital
  leases with affiliates ...........................         109            113
Current portion of obligations under capital
  leases with non-affiliates .......................         138            135
Reserve for claim losses ...........................       2,491          2,431
Income tax payable .................................       2,633          1,348
Due to affiliate ...................................       2,201          2,294
                                                        --------       --------
       Total current liabilities ...................      18,212         15,961
Long-term debt .....................................       3,118          3,528
Obligations under capital leases with affiliates ...         799            823
Obligations under capital leases with non-affiliates       1,016          1,052
                                                        --------       --------
       Total liabilities ...........................      23,145         21,364

Shareholders' equity:

Preferred stock, no par value; authorized
  5,000,000 shares; issued and outstanding, none ...          --             --
Common stock, no par value; authorized,
  50,000,000 shares; issued and outstanding,
  7,262,403 in 2001 and 7,375,224 in 2000 ..........          --             --
Additional paid in capital .........................      22,991         22,744
Retained earnings ..................................      10,916          9,409
Accumulated other comprehensive income (loss) ......         190           (136)
Less treasury stock, 262,403 shares in 2001 and
  13,870 shares in 2000, at cost ...................      (1,023)           (40)
                                                        --------       --------
       Total shareholders' equity ..................      33,074         31,977
                                                        --------       --------
       Total liabilities and shareholders' equity ..    $ 56,219       $ 53,341
                                                        ========       ========

      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                         2001            2000
                                                      ----------     -----------
Revenues:
Net title service revenue -- related party .......    $   14,756     $     9,688
Escrow fees ......................................         6,841           4,857
Other service charges ............................         5,415           2,865
Investment income ................................         1,286             279
                                                      ----------     -----------
     Total revenues ..............................        28,298          17,689
                                                      ----------     -----------

Expenses:
Personnel costs ..................................        15,887          11,817
Other operating expenses includes $935,000 and
  $969,000 with affiliate for the three-month
  periods ended March 31, 2001 and 2000 ..........         6,830           5,302
Title plant rent and maintenance .................         1,751           1,133
                                                      ----------     -----------
     Total expenses ..............................        24,468          18,252
                                                      ----------     -----------

Earnings (loss) before income taxes ..............         3,830            (563)
Income tax .......................................         1,570            (231)
                                                      ----------     -----------
Net earnings (loss) ..............................    $    2,260     $      (332)
                                                      ==========     ===========

Basic earnings per share .........................    $     0.30     $     (0.05)
                                                      ==========     ===========
Weighted average shares outstanding, basic basis .     7,458,432       7,228,614
                                                      ==========     ===========

Diluted earnings per share .......................    $     0.29     $     (0.05)
                                                      ==========     ===========
Weighted average shares outstanding, diluted basis     7,836,509       7,228,614
                                                      ==========     ===========
Cash dividends per share .........................    $      .10     $       .10
                                                      ==========     ===========

      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                            ---------------------
                                              2001          2000
                                            -------         -----
Net earnings (loss) ......................  $ 2,260         $(332)

Other comprehensive income -
  Unrealized gain on investment securities
    available for sale(1) ................      570             7
  Less reclassification of realized gain
    included in net taxes, net of tax ....     (244)           --
                                            -------         -----
Comprehensive earnings (loss) ............  $ 2,586         $(325)
                                            =======         =====

---------------
(1) Net of income tax expense of $212 and $6, for the three-months ended March 31, 2001 and 2000, respectively.

      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                              2001        2000
                                                            --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) .....................................   $  2,260     $  (332)
Adjustments to reconcile net earnings to cash
  provided by (used in) operating activities:
  Depreciation and amortization .........................        686         588
  (Gain) loss on sale of investments ....................     (1,004)        103
  Loss on sale of property and equipment ................         --           1
  Loss on disposal of property and equipment ............         14          --

  Changes in:
    Accounts receivables, net ...........................       (595)        (57)
    Interest receivable .................................        (30)         37
    Prepaid expenses and other assets ...................        (57)        163
    Income taxes receivable (payable) and
      deferred income taxes .............................      1,500        (169)
    Accounts payable and other accrued expenses .........        404      (1,683)
    Reserve for claim loss ..............................         60          28
    Due from affiliates .................................        (93)        (69)
    Customer advances ...................................        668         105
                                                            --------     -------
      Total cash provided by (used in)
        operating activities.............................      3,813      (1,285)
                                                            --------     -------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment ......................       (861)       (338)
Additions to notes receivable ...........................       (131)       (718)
Collections on notes receivable .........................        184           2
Proceeds from sales of investment securities ............      1,792       4,853
Purchase of investment securities .......................         --         (20)
Purchase of short-term investments ......................       (100)         --
Proceeds from sale of property and equipment ............         --           1
Acquisition of subsidiaries, net of cash received .......         --      (2,747)
                                                            --------     -------
      Total cash provided by investing activities .......        884       1,033
                                                            --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt .............................       (408)         (9)
Proceeds from issuance of common stock ..................        247         161
Payments of capital lease obligations ...................        (61)        (47)
Dividends paid ..........................................       (753)       (725)
Repurchase of capital stock .............................       (983)         --
                                                            --------     -------
      Total cash used in financing activities ...........     (1,958)       (620)
                                                            --------     -------

Increase (decrease) in cash and cash equivalents ........      2,739        (872)
Cash and cash equivalents at the beginning of period ....      9,450       3,361
                                                            --------     -------
Cash and cash equivalents at end of period ..............   $ 12,189     $ 2,489
                                                            ========     =======

      See accompanying notes to condensed consolidated financial statements

                AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIRIES

                                 (IN THOUSANDS)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    -------------------
                                                    2001          2000
                                                    ----        -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year:
    Interest ....................................   $118        $    86
    Income taxes ................................    286             --

PURCHASE OF SUBSIDIARIES:
  Tangible assets acquired at fair value
    excluding cash received .....................   $ --        $   729
  Cost in excess of net assets acquired .........     --          4,905
  Liabilities assumed at fair value .............     --           (750)
                                                    ----        -------
  Net cash used to acquire business .............   $ --        $ 4,884
                                                    ----        -------
  Non-cash investing activities:
     Dividend declared and unpaid ...............   $753        $   715

      See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

Note A - Basis of Financial Statements

The financial information included in this report includes the accounts of American National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the 2000 Consolidated Financial Statements to conform to classifications used in 2001.

Note B - Dividends

On March 16, 2001, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share, payable on April 10, 2001, to stockholders of record on March 27, 2001.

Note C - Stock Repurchase Program

During the quarter ended March 31, 2001, the Company purchased 248,533 shares in the amount of $983,000 at an average price of $3.96. The total amount of shares purchased pursuant to the Stock Repurchase Program was 262,403 shares in the amount of $1,023,000 at the average price of $3.90.

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

Results of Operations

Total revenues for the quarter ended March 31, 2001 increased 60.0% to $28.3 million from $17.7 million in the comparable 2000 period. Beginning in late 2000 interest rate decreases caused by actions taken by the Federal Reserve Board resulted in a significant increase in refinancing and resale transactions, which resulted in the increase of the Company's order count and premium volume.

Net Title Service Revenue. Net title service revenue increased $5.1 million or 52.3% to $14.8 million from $9.7 million for the comparable 2000 period. The increase in net title service revenue for the first quarter ended March 31, 2001 is consistent with the current real estate environment and the increase in opened title orders. The average fee per file decreased to $996 in 2001 compared to $1,017 in the comparable 2000 period. The fee per file decrease is indicative of a change in the mix of title orders closing. Average refinance fees per file are less than average resale fees per file. Gross title premiums for quarter ended March 31, 2001 were $17.4 million compared to $11.0 million for the corresponding 2000 period.

Escrow Fees. Revenues from escrow fees increased by $2.0 million or 40.8% to $6.8 million in the first quarter of 2001 from $4.9 million in the comparable 2000 period. Escrow fees are primarily related to title insurance activity generated by the Company's direct operations. The increase is primarily the result of stronger market conditions in resale and refinance activity, recent interest rate decreases and the resultant increase in closed title orders.

Other Service Charges. Other service charges were $5.4 million for the quarter ended March 31, 2001 compared to $2.9 million for comparable 2000 period, an increase of $2.6 million or 89.0%. The fluctuation in other fees and revenues are a result of the level and mix of business related to the increase in closed title orders. The Company's strategy has been to strengthen the ancillary service businesses through acquisitions. The Company anticipates leveraging its core title and escrow businesses and national presence to successfully expand its ancillary service businesses.

Investment Income. Investment and interest income are primarily a function of securities markets and interest rates. The Company strengthened its balance sheet with the acquisition of National Title Insurance of New York, Inc. ("National") and shifted the emphasis to a fixed income portfolio. Investment income increased $1.0 million, or 360.9% to $1.3 million compared to $279,000 in the corresponding 2000 period. The significant increase relates to a gain of $1.0 million during the quarter ended March 31, 2001 from the sale of a block of equity securities at the quoted market price.

The Company's operating expenses consist primarily of personnel, other operating expenses and title plant rent and maintenance which are incurred as orders are received and processed. Net title service revenue and certain other fees are not recognized as income until the transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel Costs. Personnel costs include base salaries, commissions and bonuses paid to employees and are the most significant operating expense incurred by the Company. As a percentage of total revenue, exclusive of investment income, personnel costs decreased to 58.8% for the three-month periods ended March 31, 2001 compared to 67.9% for the corresponding period in 2000. Personnel costs totaled $15.9 million and $11.8 million for the three-month periods ended March 31, 2001 and 2000, respectively. These costs fluctuate with the level of orders opened and closed and the mix of revenue. Personnel expenses have decreased as a percentage of total revenue due to cost controls implemented by the company. The quarter to quarter increase in personnel costs is a result of the Company's efforts to maintain appropriate personnel levels and costs relative to the volume and mix of business and revenues. The Company continues to monitor the prevailing market conditions and attempts to respond as necessary.

Other Operating Expenses. Other operating expenses consist of facilities expenses, escrow losses, postage and courier services, data processing expense, general insurance, trade and notes receivable allowances and depreciation. Other operating expense decreased as a percentage of total revenue, exclusive of investment income, to 25.3% in the three-month periods ended March 31, 2001, compared to 30.5% for the 2000 corresponding period. Other operating expenses totaled $6.8 million and $5.3 million, for the three-month periods ended March 31, 2001 and 2000, respectively. In response to market conditions, the Company implemented aggressive cost control programs in order to maintain operating expenses consistent with levels of revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in year to year percentage fluctuations. The Company continues to review operating expenses and will evaluate expenses relative to existing and projected market conditions.

Title Plant Rent and Maintenance Expense. Title plant rent and maintenance expense totaled $1.8 million and $1.1 million for the three-month periods ended March 31, 2001 and 2000, respectively. Title plant rent and maintenance expense remained consistent as a percentage of total revenue, exclusive of investment income, at 6.5% for the three-month periods ended March 31, 2001 and 2000, respectively. The year to year consistency in title plant expense is primarily a result of various contract negotiations within several counties in California and Arizona and the centralization of plant operations resulting in significant cost reductions for the Company.

Income taxes (benefit) for the three-month periods ended March 31, 2001 and 2000, as a percentage of earnings before income taxes were 41.0% and (41.0%), respectively. Income taxes (benefit) as a percentage of earnings before income taxes remains consistent, however, any future fluctuations could be attributable to the effect of state income taxes on the Company's primary subsidiary the wholly-owned underwritten title company and the ancillary service companies; a change in the amount and the characteristics of net income, operating income versus investment income; and the tax treatment of certain items.

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

The Company's other subsidiary operations collect revenue and pay operating expenses; however, they are not regulated by insurance regulatory or banking authorities. Positive cash flow from the underwritten title company ("UTC") and other subsidiary operations is invested primarily in cash and cash equivalents.

The short-term and long-term liquidity requirements of the Company, the insurance company, UTC and ancillary subsidiaries are monitored regularly. The Company and its subsidiaries forecast their daily cash needs and review their short-term and long-term projected sources and use of funds, as well as the asset, liability, investment and cash flow assumptions for future projects.

Item 3. Quantitative and Qualitative Market Risk Disclosures

There have been no material changes in the market risk described in our annual report on Form 10-K for the year ended December 31, 2000.

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

Part II: OTHER INFORMATION

     Item 2. Changes in Securities

             None.

     Item 6. Exhibits and Reports on Form 8-K.

             (a) Exhibits:

                 None.

             (b) Reports on Form 8-K:

                 None.