Form 10-Q
period 2001-06-30
AMERICAN NATIONAL FINANCIAL INC
filed 2001-08-09
CIK 1068843

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

                       For the Quarter Ended June 30, 2001

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


                                 (714) 289-4300
              (Registrant's telephone number, including area code)

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

        Common stock, no par value, 7,079,415 shares as of August 1, 2001

                                    FORM 10-Q

                                QUARTERLY REPORT

                           Quarter Ended June 30, 2001

                                TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------

Part I: FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements

                A. Condensed Consolidated Balance Sheets as of
                   June 30, 2001 and December 31, 2000                     3

                B. Condensed Consolidated Statements of Earnings
                   for the three-month and six-month periods ended
                   June 30, 2001 and 2000                                  4

                C. Condensed Consolidated Statements of Comprehensive
                   Earnings for the three-month and six-month periods
                   ended June 30, 2001 and 2000                            5

                D. Condensed Consolidated Statement of Shareholders'
                   Equity for the six-months ended June 30, 2001           6

                E. Condensed Consolidated Statements of Cash Flows
                   for the six-month periods ended June 30, 2001
                   and 2000                                                7

                F. Notes to Condensed Consolidated Financial Statements    9

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10

        Item 3. Quantitative and Qualitative Market Risk Disclosures      13

Part II: OTHER INFORMATION

        Item 2. Changes in Security                                       13

        Item 4. Submission of Matter to Vote of Security Holders          14

        Item 6. Exhibits and Reports on Form 8-K                          14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        AMERICAN NATIONAL FINANCIAL, INC.
                        ---------------------------------
                                  (Registrant)


By: /s/ Carl A. Strunk
    ------------------------------------------
        Carl A. Strunk
        Executive Vice President and Chief
        Financial Officer (Principal Financial
        and Accounting Officer) and Director                Date: August 9, 2001

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          JUNE 30,     DECEMBER 31,
                                                            2001          2000
                                                          --------     ------------
                                                         (UNAUDITED)
                                     ASSETS

Current assets:
Cash and cash equivalents ............................    $ 14,666      $  9,450
Short-term investments, at cost, which approximates
  fair market value ..................................         615           415
Accrued investment interest ..........................         145           145
Trade receivables, net of allowance for doubtful
  accounts of $2,516 in 2001 and $2,118 in 2000 ......       4,321         3,925
Notes receivables, net ...............................       1,760         2,141
Deferred tax asset ...................................       2,960         3,182
Prepaid expenses and other current assets ............         963           819
                                                          --------      --------
      Total current assets ...........................      25,430        20,077
Investment securities available for sale, at fair
  market value .......................................      10,313        10,533
Property and equipment, net ..........................       7,787         7,502
Title plants .........................................       2,699         2,699
Deposits with the Insurance Commissioner .............         133           133
Intangibles, net of accumulated amortization of $1,752
  in 2001 and $1,471 in 2000 .........................      12,115        12,397
                                                          --------      --------
      Total assets ...................................    $ 58,477      $ 53,341
                                                          ========      ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued expenses ..........    $ 11,156      $  5,998
Customer advances ....................................       3,645         3,087
Current portion of long-term debt ....................         560           555
Current portion of obligations under capital
  leases with affiliates .............................         104           113
Current portion of obligations under capital
  leases with non-affiliates .........................         140           135
Reserve for claim losses .............................       2,493         2,431
Income tax payable ...................................       2,127         1,348
Due to affiliate .....................................       2,588         2,294
                                                          --------      --------
      Total current liabilities ......................      22,813        15,961
Long-term debt .......................................       3,066         3,528
Obligations under capital leases with affiliates .....         774           823
Obligations under capital leases with non-affiliates .         981         1,052
                                                          --------      --------
      Total liabilities ..............................      27,634        21,364

Shareholders' equity:

Preferred stock, no par value; authorized 5,000,000
  shares; issued and outstanding, none ...............          --            --
Common stock, no par value; authorized, 50,000,000
  shares; issued and outstanding, 7,079,415 in 2001
  and 8,168,678 in 2000 ..............................          --            --
Additional paid in capital ...........................      27,025        22,744
Retained earnings ....................................       9,843         9,409
Accumulated other comprehensive income (loss) ........         202          (136)
Less treasury stock, 1,257,036 shares in 2001 and
  15,257 shares in 2000, at cost .....................      (6,227)          (40)
                                                          --------      --------
      Total shareholders' equity .....................      30,843        31,977
                                                          --------      --------
      Total liabilities and shareholders' equity .....    $ 58,477      $ 53,341
                                                          ========      ========

      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,               JUNE 30,
                                                          -------------------     -------------------
                                                            2001       2000        2001        2000
                                                          -------     -------     -------     -------
                                                              (UNAUDITED)             (UNAUDITED)
Revenues:
Net title service revenue -- related party ..........     $20,017     $11,247     $34,774     $20,936
Escrow fees .........................................       8,650       5,686      15,491      10,542
Other service charges ...............................       6,329       3,746      11,744       6,609
Investment income ...................................         289         237       1,575         518
                                                          -------     -------     -------     -------
Total revenues ......................................      35,285      20,916      63,584      38,605
                                                          =======     =======     =======     =======

Expenses:
Personnel costs .....................................      18,846      12,705      34,733      24,523
Other operating expenses includes $1,129 and $965
  with affiliate for the three-month periods ended
  June 30, 2001 and 2000, respectively, and $2,064
  and $1,914 with affiliate for the six-month periods
  ended June 30, 2001 and 2000, respectively ........       8,406       5,674      15,236      10,974
Title plant rent and maintenance ....................       2,264       1,448       4,015       2,581
                                                          -------     -------     -------     -------
      Total expenses ................................      29,516      19,827      53,984      38,078
                                                          =======     =======     =======     =======

Earnings before income taxes ........................       5,769       1,089       9,600         527
Income tax ..........................................       2,365         446       3,936         216
                                                          -------     -------     -------     -------
Net earnings ........................................     $ 3,404     $   643     $ 5,664     $   311
                                                          =======     =======     =======     =======

Basic earnings per share ............................     $  0.44     $  0.08     $  0.71     $  0.04
                                                          =======     =======     =======     =======
Weighted average shares outstanding, basic basis ....       7,748       8,044       7,975       7,998
                                                          =======     =======     =======     =======

Diluted earnings per share ..........................     $  0.41     $  0.08     $  0.67     $  0.04
                                                          =======     =======     =======     =======
Weighted average shares outstanding, diluted basis ..       8,386       8,044       8,503       7,998
                                                          =======     =======     =======     =======
Cash dividends per share, actual ....................     $  0.10     $  0.20     $  0.20     $  0.20
                                                          =======     =======     =======     =======
Cash dividends per share after giving retroactive
  effect to 10% stock dividend ......................     $  0.10     $  0.18     $  0.19     $  0.18
                                                          =======     =======     =======     =======

      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                      ------------------     ----------------
                                                       2001        2000       2001       2000
                                                      -------     ------     ------     -----
                                                          (UNAUDITED)           (UNAUDITED)
Net earnings .....................................     $3,404     $ 643      $5,664     $ 311

Other comprehensive income -
  Unrealized gain (loss) on investment, securities
    available for sale(1) ........................         13      (189)        583      (182)
                                                       ------     -----      ------     -----
Comprehensive earnings ...........................     $3,417     $ 454      $6,247     $ 129
                                                       ======     =====      ======     =====

-----------------
(1) Net of income tax expense (benefit) of $7 and $(114), and $212 and $(107) for the three-month and six-month periods ended June 30, 2001 and 2000, respectively.


      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                    ACCUMULATED
                                    COMMON STOCK         TREASURY STOCK     ADDITIONAL                  OTHER             TOTAL
                                   ----------------    ------------------    PAID IN     RETAINED   COMPREHENSIVE     SHAREHOLDERS'
                                   SHARES    AMOUNT    SHARES      AMOUNT    CAPITAL     EARNINGS  (LOSS) EARNINGS        EQUITY
                                   ------    ------    ------      ------   ----------   --------  ---------------    -------------
BALANCE, DECEMBER 31, 2000......  8,183,931   $ --      (15,257)    $  (40)   $22,744     $9,409         $ (136)          $31,977
  Exercise of stock options,
    including associated
    tax benefit.................     84,663     --           --         --        294         --             --               232

  Unrealized gain on
    investment securities
    available for sale..........         --     --           --         --         --         --            338               338

  Stock dividends...............         --     --           --         --      3,769     (3,769)            --                --

  Cash dividends ($0.20 per
    share)......................         --     --           --         --         --     (1,461)            --            (1,461)

  Issuance of shares............     83,115     --           --         --        218         --             --               218

  Purchase of treasury shares...         --     --   (1,257,036)    (6,187)        --         --             --            (6,187)

  Net earnings..................         --     --           --         --         --      5,664             --             5,664
                                  ---------   ----   ----------    -------    -------     ------          -----           -------
BALANCE, JUNE 30, 2001..........  8,351,709   $ --   (1,272,293)   $(6,227)   $27,025     $9,843          $ 202           $30,781
                                  ---------   ----   ----------    -------    -------     ------          -----           -------

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                       ---------------------
                                                         2001          2000
                                                       --------      -------
                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings .......................................   $  5,664      $   311
Adjustments to reconcile net earnings to cash
  provided by operating activities:
  Depreciation and amortization ....................      1,356        1,242
  Gain on sale of investments ......................     (1,004)        (139)
  Loss (Gain) on disposal of property and equipment          14           (9)

  Changes in:
    Accounts receivables, net ......................       (396)        (497)
    Interest receivable ............................         --           77
    Prepaid expenses and other assets ..............         26         (132)
    Income taxes receivable and deferred
      income taxes .................................      1,001        1,449
    Accounts payable and other accrued expenses ....      5,158         (936)
    Reserve for claim loss .........................         62           20
    Due to affiliates ..............................        294          599
    Customer advances ..............................        558          806
                                                       --------      -------
      Total cash provided by operating activities ..     12,733        2,791
                                                       --------      -------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment .................     (1,543)        (487)
Additions to notes receivable ......................       (126)        (770)
Collections on notes receivable ....................        507           24
Proceeds from sales of investment securities .......      1,562        5,437
Proceeds from short term investments ...............         --          829
Additions to short-term investments ................       (200)          --
Acquisition of subsidiaries, net of cash received ..         --       (2,747)
                                                       --------      -------

      Total cash provided by investing activities ..        200        2,286
                                                       --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock .............        218          511
Payments on long-term debt .........................       (457)        (477)
Payments of capital lease obligations ..............       (124)         (94)
Dividends paid .....................................     (1,461)      (1,466)
Exercise of stock options ..........................        294           --
Repurchase of capital stock ........................     (6,187)          --
                                                       --------      -------
      Total cash used in financing activities ......     (7,717)      (1,526)
                                                       --------      -------

Increase in cash and cash equivalents ..............      5,216        3,551
Cash and cash equivalents at the beginning of period      9,450        3,361
                                                       --------      -------
Cash and cash equivalents at end of period .........   $ 14,666      $ 6,912
                                                       ========      =======

      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                       ------------------
                                                        2001       2000
                                                       ------     -------
                                                          (UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year:
    Interest .....................................     $  226     $   222
    Income taxes .................................      3,096          --

PURCHASE OF SUBSIDIARIES:
  Tangible assets acquired at fair value excluding
    cash received ................................     $   --     $   729
  Cost in excess of net assets acquired ..........         --       4,905
  Liabilities assumed at fair value ..............         --        (750)
                                                       ------     -------
  Net cash used to acquire business ..............     $   --     $ 4,884
                                                       ------     -------

  Non-cash investing activities:
     Dividend declared and unpaid ................     $  708     $   733

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

Note B - Stock Dividend

The Company's Board of Directors announced on May 24, 2001, the declaration of a 10% stock dividend payable on June 21, 2001 to shareholders of record on June 7, 2001. Fractional shares were cashed out and payments were made to shareholders in lieu of fractional shares. All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, have been retroactively adjusted to reflect the effects of the stock dividend.

Note C - Cash Dividend

On June 26, 2001, the Company's Board of Directors declared a quarterly cash dividend of $.10 per share, payable on July 17, 2001, to stockholders of record on July 2, 2001.

Note D - Stock Repurchase

In a private transaction on June 7, 2001, the Company purchased 894,000 shares of its common stock from Fidelity National Financial, Inc. for $4.9 million or $5.45 per share.

Additionally, in the quarter ended June 30, 2001, the Company repurchased 89,650 shares of its common stock in open market transactions for $329,300 (an average price per share of $3.67). The total number of shares purchased through June 30, 2001 pursuant to the Company's Stock Repurchase Program was 378,293 at a cost of $1.4 million (an average price per share of $3.70).

Note E - Department of Insurance

In June 2001, auditors from the State of California Department of Insurance commenced an examination of American Title Company ("ATC"). The examination is in its preliminary stages and is currently anticipated to continue for the next six months.

At this time, the Company does not believe that the result of this examination will have a material impact on its financial position.

NOTE F - Compliance Reporting

The State Banking Department, State of Arizona ("State Banking Department") commenced April 2, 2001 an examination of American Title Insurance of Arizona, Inc. ("American of Arizona") as of and for the period ended February 28, 2001.

On May 16, 2001 the State Banking Department delivered their Report of Examination indicating that American of Arizona, although having made substantial improvement since its last examination, may still not have been in compliance with certain state banking regulations.

On June 9, 2001, American of Arizona provided its response to the State Banking Department. The Company has stated that it is committed to implement appropriate measures to ensure future compliance. The Company does not anticipate any further response from the State Banking Department and considers the matter complete.

NOTE G - Earnings Per Share

The Company presents "basic" earnings per share representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and "diluted" earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share.

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                ------------------     -----------------
                                                  2001       2000       2001       2000
                                                -------     ------     ------     ------
                                               (IN THOUSANDS, EXCEPT  (IN THOUSANDS, EXCEPT
                                                  PER SHARE AMOUNTS)   PER SHARE AMOUNTS)
Net earnings, basic and diluted basis ......     $3,404     $  643     $5,664     $  311
                                                 ======     ======     ======     ======

Weighted average shares outstanding during
  the period, basic basis ..................      7,748      8,044      7,975      7,998
Plus: Common stock equivalent shares assumed
  from conversion of options ...............        638         --        528         --
                                                 ------     ------     ------     ------

Weighted average shares outstanding during
  the period, diluted basis ................      8,386      8,044      8,503      7,998
                                                 ======     ======     ======     ======

Basic earnings per share ...................     $ 0.44     $ 0.08     $ 0.71     $ 0.04
                                                 ======     ======     ======     ======

Diluted earnings per share .................     $ 0.41     $ 0.08     $ 0.67     $ 0.04
                                                 ======     ======     ======     ======

Note H -- Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortizations expense for the six months ended June 30, 2001 was $281,000.

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

Results of Operations

Total revenues for the second quarter ended June 30, 2001 increased 68.7% to $35.3 million from $20.9 million in the comparable 2000 period. Total revenues for the six-month period ended June 30, 2001 increased 64.7% to $63.6 million from $38.6 million for the same prior year period. The increase in total revenue for the three-month and six-month periods is a result of the interest rate decreases beginning in late 2000, caused by actions taken by the Federal Reserve Board resulting in the significant increase in refinancing and resale transactions and the increase of the Company's order count and premium volume.

Net Title Service Revenue. Net title service revenue increased $8.8 million, or 78.0% to $20.0 million from $11.2 million, and $13.8 million or 66.1% to $34.8 million from $20.9 million, for the three-month and six-month periods ended June 30, 2001, respectively, as the result of an increase in closed title orders and the increase in the refinance business. For the three and six-month periods ended June 30, 2001 the average fee per file decreased to $849 and $838 compared with $954 and $915 in the comparable 2000 period. The fee per file decrease is indicative of a change in the mix of title orders closing in a refinance driven market compared to the higher fee per file resale business.

The following table depicts monthly title and escrow orders opened and closed for the first and second quarter of 2000 and the first and second quarter of 2001.

                                         Orders             Orders
    Month                                Opened             Closed
    -----                                ------             ------
    January 2001                         19,057              6,936
    February 2001                        19,958              8,147
    March 2001                           20,434             11,119
    First Quarter 2001                   59,449             26,202

    April 2001                           16,227             10,886
    May 2001                             15,851             11,900
    June 2001                            13,431             10,967
    Second Quarter 2001                  45,509             33,753

    January 2000                          8,317              4,788
    February 2000                         8,950              5,307
    March 2000                            9,911              6,556
    First Quarter 2000                   27,178             16,651

    April 2000                            8,428              5,635
    May 2000                              9,043              5,924
    June 2000                             8,801              6,182
    Second Quarter 2000                  26,272             17,741

Escrow Fees. Escrow fees for the second quarter of 2001 increased $3.0 million, or 52.1% to $8.7 million. For the six months ended June 30, 2001, escrow fees were $15.5 million, an increase of $4.9 million, or 47.0%. Escrow fees are primarily related to title insurance activity generated by the Company's direct operations. The increase in escrow fees is primarily the result of market conditions relating to refinance activity largely fueled by continued interest rate decreases.

Other Service Charges. Other service charges relate partly to the level and mix of business, as well as the performance of certain ancillary service businesses. Other service charges for the second quarter of 2001 increased $2.6 million, or 69.0% to $6.3 million from $3.7 million in the comparable 2000 period. The increase in the three-month period ended June 30, 2001 is attributed to the Company's strategy to strengthen its ancillary service business. Other services charges totaled $11.7 million for the six-month period ended June 30, 2001, an increase of $5.1 million, or 77.7% from other service charges of $6.6 million for the 2000 period. The Company continues to leverage its core title and escrow businesses and national presence to successfully expand ancillary service businesses.

Investment Income. Investment and interest income are primarily a function of securities markets and interest rates and the amount of cash available for investment. The Company strengthened its balance sheet with the acquisition of National Title Insurance of New York, Inc ("National") and shifted to a fixed income portfolio. Investment income in the second quarter of 2001 increased $52,000 or 21.9% to $289,000 from $237,000 in the corresponding 2000 period. The slight increase in investment and interest income earned in the second quarter ended June 30, 2001 is primarily the result of an increase in average invested assets. Investment and interest income for the six-month period ended June 30, 2001 totaled $1.6 million compared with $518,000 in the same 2000 period. The significant increase of $1.1 million resulted from the gain on sale of a block of equity securities at the quoted market price.

The Company's operating expenses consist primarily of personnel and other operating expenses, which are incurred as orders are received and processed. Net title service revenue and certain other fees are not recognized as income until the transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel Costs. Personnel costs include base salaries, commissions and bonuses paid to employees and are the most significant operating expense incurred by the Company. Personnel costs, as a percentage of total revenue, exclusive of investment income, decreased to 53.9% for the three-month period ended June 30, 2001 compared with 61.4% for the corresponding period in 2000. The decrease in personnel costs for the three-month period ended June 30, 2001 is the result of the Company's ability to adjust staffing levels and respond as necessary to prevailing market conditions. For the six-month periods ended June 30, 2001 and 2000, personnel expenses as a percentage of total revenue were 56.0% and 64.4%, respectively. Personnel costs totaled $18.8 million and $12.7 million for the three-month periods ended June 30, 2001 and 2000, respectively and $34.7 million and $24.5 million for the six-month periods ended June 30, 2001 and 2000, respectively. These expenses fluctuate with the level of orders opened and closed and the mix of revenue.

Other Operating Expenses. Other operating expenses consist of facilities expenses, escrow losses, postage and courier services, data processing expense, general insurance, trade and notes receivable allowance and depreciation. Other operating expense decreased as a percentage of total revenue, exclusive of investment income, to 24.0% in the three-month period ended June 30, 2001, compared with 27.4% for the corresponding 2000 period. Other operating expenses as a percentage of total revenue decreased to 24.6% for the six-month period ended June 30, 2001 compared with 28.8% for the corresponding 2000 period. Other operating expenses totaled $8.4 million and $5.7 million, for the three-month periods ended June 30, 2001 and 2000, respectively. For the six-month periods ended June 30, 2001 and 2000, other operating expenses totaled $15.2 million and $11.0 million, respectively. The Company maintains aggressive cost control programs in order to keep operating expenses consistent with levels of revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in quarter over quarter and year over year percentage fluctuations.

Title Plant Rent and Maintenance Expense. Title plant rent and maintenance expense totaled $2.3 million and $1.4 million for the three-month periods ended June 30, 2001 and 2000, respectively, and $4.0 million and $2.6 million for the six-month periods ended June 30, 2001 and 2000, respectively. Title plant rent and maintenance expense slightly decreased as a percentage of total revenue, exclusive of investment income, to 6.5% from 7.0% in the three-month periods ended June 30, 2001 and 2000, respectively, and to 6.5% and 6.8% of total revenues for the six-month periods ended June 30, 2001 and 2000. The decrease in title plant expense is primarily a result of renegotiations within several counties in California and Arizona resulting in maintaining consistent cost reductions for the Company.

Income tax expense for both the three-month and six-month periods ended June 30, 2001 and 2000, as a percentage of earnings before income taxes was 41.0%. Income tax expense as a percentage of earnings before income taxes remains consistent, however, any future fluctuations could be attributable to the effect of state income taxes on the Company's primary subsidiary the wholly-owned underwritten title company and the ancillary service companies; a change in the amount and the characteristics of net income, operating income versus investment income; and the tax treatment of certain items.

Liquidity and Capital Resources

The Company's current cash requirements include debt service, debt relating to capital leases, personnel and other operating expenses and taxes. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds. The Company's cash requirements include expenses relating to the development of National Title Insurance of New York, Inc. ("National") business. While the Company presently has in place much of the infrastructure (principally consisting of personnel) that will be used for this development, management believes that additional cash resources will be required. Cash requirements for the development of National are expected to be met from current cash balances and internally generated funds.

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

National is subject to regulations that restrict its ability to pay dividends or make other distributions of cash or property to its parent company without prior approval from the Department of Insurance of the State of New York. At June 30, 2001, the maximum amount of dividends which can be paid by National to shareholders without prior approval of the Insurance Commissioner is subject to restrictions. No dividends, including any dividends paid in the preceding twelve months, which exceed 10% of the outstanding capital shares can be paid without prior approval unless after deducting dividends National has surplus to policyholders at least equal to the greater of 50% of its reinsurance reserves or 50% of the minimum capital required. Additionally, dividends are further limited to National's earned surplus.

The Company's other subsidiary operations collect revenue and pay operating expenses; however, they are not regulated by insurance regulatory or banking authorities. Positive cash flow from the underwritten title company ("UTC") and other subsidiary operations is invested primarily in short term cash and cash equivalent.

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

Part II: OTHER INFORMATION

Item 2. Changes in Securities

The Company's Board of Directors announced on May 24, 2001, the declaration of a 10% stock dividend payable on June 21, 2001 to shareholders of record on June 27, 2001. Fractional shares were cashed out and payments were made to shareholders in lieu of fractional shares. All data with respect to earnings per share, dividends per share and share information including price per share where applicable, have been retroactively adjusted to reflect the effects of the stock dividend.

Item 4. Submission of Matter to Vote of Securities Holders

On June 26, 2001, the Company held its Annual Meeting of Shareholders pursuant to a Notice and Proxy Statement dated May 8, 2001. At the meeting, shareholders elected Michael C. Lowther, Carl A. Strunk, Barbara A. Ferguson and Matthew K. Fong (7,441,540 for and 52,548 withheld); William P. Foley, II, Wayne D. Diaz (7,441,356 for and 52,732 withheld); Bruce Elieff and Bruce L. Nelson (7,434,717 for and 59,373 withheld) as Directors recommended by management.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

    None.

(b) Reports on Form 8-K:

    None.