Form 10-Q
period 2001-09-30
AMERICAN NATIONAL FINANCIAL INC
filed 2001-11-02
CIK 1068843

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

                    For the Quarter Ended September 30, 2001

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


                                 (714) 289-4300
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

       Common stock, no par value, 7,081,354 shares as of October 29, 2001

                                    FORM 10-Q

                                QUARTERLY REPORT

                        Quarter Ended September 30, 2001

                                TABLE OF CONTENTS


Part I:  FINANCIAL INFORMATION                                                                   Page Number
                                                                                                 -----------
         Item 1.  Condensed Consolidated Financial Statements

                  A.       Condensed Consolidated Balance Sheets as of                                     3
                           September 30, 2001 and December 31, 2000

                  B.       Condensed Consolidated Statements of Earnings                                   4
                           for the three-month and nine-month periods ended
                           September 30, 2001 and 2000

                  C.       Condensed Consolidated Statements of Comprehensive                              5
                           Earnings for the three-month and nine-month periods
                           ended September 30, 2001 and 2000

                  D.       Condensed Consolidated Statement of Shareholders' Equity                        6
                           for the nine-months ended September 30, 2001

                  E.       Condensed Consolidated Statements of Cash Flows                                 7
                           for the nine-month periods ended September 30, 2001 and 2000

                  F.       Notes to Condensed Consolidated Financial Statements                            9

         Item 2.  Management's Discussion and Analysis of Financial                                       10
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Market Risk Disclosures                                    13


Part II: OTHER INFORMATION

         Item 1. Legal Proceedings                                                                        14

         Items 2, 3, 4, and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

         Item 6.  Exhibits and Reports on Form 8-K                                                        14


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN NATIONAL FINANCIAL, INC.
                        ---------------------------------
                                  (Registrant)


By: /s/ Carl A. Strunk
    ----------------------------
    Carl A. Strunk
    Executive Vice President and Chief
    Financial Officer (Principal Financial
    and Accounting Officer) and Director                 Date:  November 2, 2001

Part I: FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS


                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                          2001           2000
                                                                                        --------       --------
                                                                                       (UNAUDITED)
Current assets:
Cash and cash equivalents ........................................................      $ 10,027       $  9,450
Short-term investments, at cost, which approximates fair market value ............         2,590            415
Accrued investment interest ......................................................           271            145
Trade receivables, net of allowance for doubtful accounts of $2,679 in 2001 and
  $2,118 in 2000 .................................................................         3,510          3,925
Notes receivables, net ...........................................................         1,803          2,141
Deferred tax asset ...............................................................         2,733          3,182
Prepaid expenses and other current assets ........................................         1,424            819
                                                                                        --------       --------
       Total current assets ......................................................        22,358         20,077
Investment securities available for sale, at fair market value ...................        17,684         10,533
Property and equipment, net ......................................................         7,803          7,502
Title plants .....................................................................         2,699          2,699
Deposits with the Insurance Commissioner .........................................           133            133
Intangibles, net of accumulated amortization of $1,887 in 2001 and $1,471 in 2000         11,361         12,397
                                                                                        --------       --------
       Total assets ..............................................................      $ 62,038       $ 53,341
                                                                                        ========       ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued expenses ......................................      $ 12,379       $  5,998
Customer advances ................................................................         4,016          3,087
Current portion of long-term debt ................................................           563            555
Current portion of obligations under capital leases with affiliates ..............           100            113
Current portion of obligations under capital leases with non-affiliates ..........           143            135
Reserve for claim losses .........................................................         2,616          2,431
Income tax payable ...............................................................         2,199          1,348
Due to affiliate .................................................................         2,283          2,294
                                                                                        --------       --------
       Total current liabilities .................................................        24,299         15,961
Long-term debt ...................................................................         3,014          3,528
Obligations under capital leases with affiliates .................................           748            823
Obligations under capital leases with non-affiliates .............................           944          1,052
                                                                                        --------       --------
       Total liabilities .........................................................        29,005         21,364

Shareholders' equity:
Preferred stock, no par value; authorized 5,000,000 shares; issued and
     outstanding, none ...........................................................            --             --
Common stock, no par value; authorized, 50,000,000 shares; issued and
     outstanding, 8,365,440 in 2001 and 8,183,931 in 2000 ........................            --             --
Additional paid in capital .......................................................        27,057         22,744
Retained earnings ................................................................        11,865          9,409
Accumulated other comprehensive income (loss) ....................................           539           (136)
Less treasury stock, 1,336,637 shares in 2001 and 15,257 shares in 2000, at cost .        (6,428)           (40)
                                                                                        --------       --------
       Total shareholders' equity ................................................        33,033         31,977
                                                                                        --------       --------
       Total liabilities and shareholders' equity ................................      $ 62,038       $ 53,341
                                                                                        ========       ========


      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                --------------------      --------------------
                                                                 2001          2000         2001          2000
                                                                -------      -------      -------      -------
                                                                    (UNAUDITED)                (UNAUDITED)
Revenues:
Net title service revenue -- related party ...............      $18,670      $11,201      $53,444      $32,137
Escrow fees ..............................................        7,844        5,600       23,335       16,142
Ancillary service fees ...................................        4,285        3,625       12,620        9,485
Investment income ........................................          338          248        1,913          765
Other revenue ............................................        2,386          888        5,795        1,639
                                                                -------      -------      -------      -------
       Total revenues ....................................       33,523       21,562       97,107       60,168
                                                                -------      -------      -------      -------

Expenses:
Personnel costs ..........................................       18,505       13,043       53,238       37,566
Other operating expenses includes $851 and $921
     with affiliate for the three-month periods ended
     September 30, 2001 and 2000, respectively, and $2,914
     and $3,013 with affiliate for the nine-month periods
     ended September 30, 2001 and 2000, respectively .....        8,393        5,728       23,629       16,703
Title plant rent and maintenance .........................        1,733        1,407        5,748        3,987
                                                                -------      -------      -------      -------
       Total expenses ....................................       28,631       20,178       82,615       58,256
                                                                -------      -------      -------      -------

Earnings before income taxes .............................        4,892        1,384       14,492        1,912
Income taxes .............................................        2,055          567        5,991          784
                                                                -------      -------      -------      -------
Net earnings .............................................      $ 2,837      $   817      $ 8,501      $ 1,128
                                                                =======      =======      =======      =======

Basic earnings per share .................................      $  0.40      $  0.10      $  1.11      $  0.14
                                                                =======      =======      =======      =======
Weighted average shares outstanding, basic basis .........        7,023        8,105        7,654        8,034
                                                                =======      =======      =======      =======

Diluted earnings per share ...............................      $  0.36      $  0.10      $  1.02      $  0.14
                                                                =======      =======      =======      =======
Weighted average shares outstanding, diluted basis .......        7,957        8,105        8,319        8,034
                                                                =======      =======      =======      =======
Cash dividends per share, actual .........................      $ 0.125      $ 0.100      $ 0.325      $ 0.300
                                                                =======      =======      =======      =======
Cash dividends per share after giving retroactive effect
  to 10% stock dividend ..................................      $ 0.125      $ 0.180      $ 0.315      $ 0.273
                                                                =======      =======      =======      =======


      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)


                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                             --------------------       --------------------
                                               2001          2000        2001        2000
                                             -------      -------       -------      -------
                                                  (UNAUDITED)                (UNAUDITED)
Net earnings ..........................      $ 2,837      $   817       $ 8,501      $ 1,128

Other comprehensive income -
  Unrealized gain (loss) on investment,
  securities available for sale (1) ...          337          (20)          675         (391)
                                             -------      -------       -------      -------

Comprehensive earnings ................      $ 3,174      $   797       $ 9,176      $   737
                                             =======      =======       =======      =======


(1) Net of income tax expense (benefit) of $198 and ($12), and $399 and ($230) for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively.


      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         TREASURY                                     ACCUMULATED
                                    COMMON STOCK           STOCK             ADDITIONAL                 OTHER          TOTAL
                                 ----------------    --------------------     PAID IN     RETAINED   COMPREHENSIVE  SHAREHOLDERS'
                                 SHARES    AMOUNT    SHARES       AMOUNT      CAPITAL     EARNINGS  (LOSS) EARNINGS    EQUITY
                                  -----     ----     ------      -------      -------     --------  --------------- -------------
BALANCE, DECEMBER 31, 2000 .      8,184     $ --        (15)     $   (40)     $22,744     $  9,409       $(136)      $ 31,977
  Exercise of stock options,
       including associated
       tax benefit .........         98       --         --           --          356           --          --            356
  Unrealized gain on
       investment securities
       available for sale ..         --       --         --           --           --           --         675            675
  Effect of 10% stock
       dividend ............         --       --         --           --        3,739       (3,739)         --             --
  Cash dividends ($0.315
       per share) ..........         --       --         --           --           --       (2,306)         --         (2,306)
  Issuance of shares .......         83       --         --           --          218           --          --            218
  Purchase of treasury
       shares ..............         --       --     (1.322)      (6,388)          --           --          --         (6,388)
  Net earnings .............         --       --         --           --           --        8,501          --          8,501
                                  -----     ----     ------      -------      -------     --------       -----       --------
BALANCE, SEPTEMBER 30, 2001       8,365     $ --     (1.337)     $(6,428)     $27,057     $ 11,865       $ 539       $ 33,033
                                  -----     ----     ------      -------      -------     --------       -----       --------

      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                           ----------------------
                                                                             2001          2000
                                                                           --------       -------
                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ........................................................      $  8,501       $ 1,128
Adjustments to reconcile net earnings to cash
 provided by operating activities:
  Depreciation and amortization .....................................         2,023         1,874
  (Gain) loss on sale of investments ................................        (1,004)          139
  (Gain) loss on disposal of property and equipment .................            14          (194)
  Changes in:
     Accounts receivables, net ......................................           415          (833)
     Interest receivable ............................................          (126)           71
     Tax benefit associated with the exercise of stock options ......            81            --
     Prepaid expenses and other assets ..............................           (15)          (52)
     Income taxes receivable and deferred income taxes ..............         1,300         2,147
     Accounts payable and other accrued expenses ....................         6,244            53
     Reserve for claim loss .........................................           185            51
     Due (from) to affiliates .......................................           (11)           96
     Customer advances ..............................................           929         1,043
                                                                           --------       -------

         Total cash provided by operating activities ................        18,536         5,523
                                                                           --------       -------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment ..................................        (2,092)       (1,176)
Proceeds from sale of property and equipment ........................            --           194
Additions to notes receivable .......................................          (214)         (975)
Collections on notes receivable .....................................           552           117
Purchase of investment securities ...................................        (7,342)           --
Proceeds from sales of investment securities ........................         1,870         4,992
Purchase of short-term investment ...................................        (2,175)           --
Proceeds from short term investments ................................            --           779
Acquisition of subsidiaries, net of cash received ...................            --        (3,140)
                                                                           --------       -------

         Total cash provided by (used in) investing activities ......        (9,401)          791
                                                                           --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ..............................           218           664
Repayment of long-term debt .........................................          (506)         (525)
Payments of capital lease obligations ...............................          (188)          179
Dividends paid ......................................................        (2,169)       (2,199)
Exercise of stock options ...........................................           275            --
Repurchase of capital stock .........................................        (6,188)           --
                                                                           --------       -------
         Total cash used in financing activities ....................        (8,558)       (1,881)
                                                                           --------       -------

Increase in cash and cash equivalents ...............................           577         4,433
Cash and cash equivalents at the beginning of period ................         9,450         3,361
                                                                           --------       -------
Cash and cash equivalents at end of period ..........................      $ 10,027       $ 7,794
                                                                           ========       =======


      See accompanying notes to condensed consolidated financial statements

               AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                                 (IN THOUSANDS)


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                           -------------------
                                                                            2001        2000
                                                                           ------      -------
                                                                               (UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year:
     Interest .......................................................      $  328      $   125
     Income taxes ...................................................       5,050           42


PURCHASE OF SUBSIDIARIES:
  Tangible assets acquired at fair value excluding cash received ....      $   --      $ 5,750
  Cost in excess of net assets acquired .............................          --
  Liabilities assumed at fair value .................................          --       (2,610)
                                                                           ------      -------
  Net cash used to acquire business .................................      $   --      $ 3,140
                                                                           ------      -------


  Non-cash investing activities:
     Dividend declared and unpaid ...................................      $  881      $   733


      See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

Note A -- Basis of Financial Statements

The financial information included in this report includes the accounts of American National Financial, Inc. and its subsidiaries (collectively, the "Company") and has been prepared in accordance with auditing standards generally accepted in the United States of America and the instructions to Form 10-Q and
Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain reclassifications have been made to the 2000 Consolidated Financial Statements to conform to classifications used in 2001.

Note B -- Cash Dividend

On September 26, 2001, the Company's Board of Directors declared a quarterly cash dividend of $.125 per share, a 25% increase over previous quarterly dividends, payable on October 22, 2001, to stockholders of record on October 8, 2001.

Note C -- Department of Insurance

In June 2001, auditors from the State of California Department of Insurance commenced an examination of American Title Company ("ATC"). The examination is in its preliminary stages and is currently anticipated to continue for the next six months.

At this time, the Company does not believe that the result of this examination will have a material impact on its financial position.

NOTE D -- Earnings Per Share

The Company presents "basic" earnings per share representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and "diluted" earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share.

                                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                                           -------------------      ------------------
                                                                            2001         2000        2001        2000
                                                                           ------      -------      ------      ------
                                                                          (IN THOUSANDS, EXCEPT    (IN THOUSANDS, EXCEPT
                                                                            PER SHARE AMOUNTS)       PER SHARE AMOUNTS)
Net earnings, basic and diluted basis ...............................      $2,837      $   817      $8,501      $1,128
                                                                           ======      =======      ======      ======

Weighted average shares outstanding during the period, basic basis ..       7,023        8,105       7,654       8,034
Plus: Common stock equivalent shares assumed from
  conversion of options .............................................         934           --         665          --
                                                                           ------      -------      ------      ------

Weighted average shares outstanding during the period,
  diluted basis .....................................................       7,957        8,105       8,319       8,034
                                                                           ======      =======      ======      ======

Basic earnings per share ............................................      $ 0.40      $  0.10      $ 1.11      $ 0.14
                                                                           ======      =======      ======      ======

Diluted earnings per share ..........................................      $ 0.36      $  0.10      $ 1.02      $ 0.14
                                                                           ======      =======      ======      ======

NOTE E -- Share and Per Share Restatement

On May 24, 2001, the Company declared a 10% stock dividend to shareholders of record as of June 7, 2001, payable on June 21, 2001. The fair value of the additional shares of common stock issued in connection with the stock dividend was credited to additional paid in capital and a like amount was charged to retained earnings.

All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Condensed Consolidated Financial Statements has been retroactively adjusted to reflect the stock dividend.

NOTE F -- Recent Accounting Pronouncements

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

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the nine months ended September 30, 2001 was $416,000.

NOTE G -- Settlement Agreement

During the third quarter 2001, American National Financial, Inc. entered into a settlement agreement relating to a prior acquisition, resulting in a goodwill reduction in the amount of $620,000, thereby reducing intangible assets on the balance sheet.


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

Results of Operations

Total revenues for the third quarter ended September 30, 2001 increased 55.5% to $33.5 million from $21.6 million in the comparable 2000 period. Total revenues for the nine-month period ended September 30, 2001 increased 61.4% to $97.1 million from $60.2 million for the same prior year period. The increase in total revenues for the three-month and nine-month periods is largely a result of higher refinance activities related to interest rate decreases beginning in late 2000, caused by actions taken by the Federal Reserve Board. These actions resulted in bringing interest rates to their lowest levels in approximately two years, which is a 400 basis point reduction since January 1, 2001.

Net Title Service Revenue. Net title service revenue increased $7.5 million, or 66.7% to $18.7 million from $11.2 million, and $21.3 million or 66.3% to $53.4 million from $32.1 million, for the three-month and nine-month periods ended September 30, 2001, respectively, this is the result of increases in both closed resale orders and refinance orders. In both the three and nine-month periods ended September 30, 2001 the average fee per file decreased to $948 and $913 compared with $1,013 and $962 in the comparable 2000 period. The fee per file decrease is consistent with the mix of title orders closing in a refinance driven market compared to the higher fee per file resale business.

The following table depicts quarterly title and escrow orders opened and closed for the first, second and third quarter of 2000 and 2001.

                               Orders      Orders
Quarter                        Opened      Closed
                               ------      ------
First Quarter 2001 ......      59,449      26,202
Second Quarter 2001 .....      45,509      33,753
Third Quarter 2001 ......      41,353      30,474

First Quarter 2000 ......      27,178      16,651
Second Quarter 2000 .....      26,690      17,802
Third Quarter 2000 ......      25,491      17,462

Escrow Fees. Escrow fees for the third quarter of 2001 increased $2.2 million, or 40.1% to $7.8 million. For the nine months ended September 30, 2001, escrow fees increased $7.2 million, or 44.6% to $23.3 million. Escrow fees are primarily related to title insurance activity generated by the Company's direct operations. The increase in escrow fees is primarily the result of market conditions relating to refinance activity largely fueled by continued interest rate decreases.

Ancillary Service Fees. Ancillary service fees relate partly to the level and mix of business, as well as the performance of certain ancillary service businesses. Ancillary service fees for the three-months ended September 30, 2001 increased $660,000, or 18.2% to $4.3 million from $3.6 million in the comparable 2000 period. The increase in the three-month period ended September 30, 2001 is attributed to the Company's strategy to grow its ancillary service business. Ancillary service fees for the nine-months ended September 30, 2001, increased $3.1 million, or 33.1% to $12.6 million from $9.5 million for the 2000 period. The Company continues to expand its ancillary service businesses by leveraging its core title and escrow businesses and its national presence.

Investment Income. Investment and interest income are primarily a function of securities markets and interest rates and the amount of cash available for investment. The Company strengthened its balance sheet with the acquisition of National Title Insurance of New York, Inc. ("National") and shifted to a fixed income portfolio. Investment income in the three months ended September 30, 2001 increased $90,000 or 36.3% to $338,000 from $248,000 in the corresponding 2000 period. The increase in investment and interest income earned in the three months ended September 30, 2001 primarily results from an increase in average invested assets. Investment and interest income for the nine months ended September 30, 2001 increased $1.1 million, or 144%, to $1.9 million from $765,000 in the same 2000 period. The $1.1 million increase resulted from the realized gain on sale of equity securities.

Other Revenue. Other revenue for the three months ended September 30, 2001 and 2000 increased $1.5 million, or 168.7% to $2.4 million from $888,000. Other revenue for the nine months ended September 30, 2001 and 2000 increased $4.2 million, or 253.6% to $5.8 million from $1.6 million in the comparable 2000 period. The increase in the three-month and nine-month periods ended September 30, 2001 and 2000 is attributed to the Company's strategy to expand its National agency presence.

The Company's operating expenses consist primarily of personnel and other operating expenses, which are incurred as orders are received and processed. Net title service revenue and certain other fees are not recognized as income until the transaction closes. As a result, revenue lags approximately 60-90 days behind expenses and therefore gross margins may fluctuate.

Personnel Costs. Personnel costs include base salaries, commissions and bonuses paid to employees and are the most significant operating expense incurred by the Company. These expenses fluctuate with the level of orders opened and closed and the mix of revenue. Personnel costs, as a percentage of total revenue, exclusive of investment income, decreased to 55.8% for the three months ended September 30, 2001 compared with 61.2% for the corresponding period in 2000. The percentage decrease is the result of the Company's ability to handle increased refinance activity without significant increase in staffing. For the nine months ended September 30, 2001 and 2000, personnel expenses as a percentage of total revenue, exclusive of investment income, decreased to 55.9% from 63.2%.

Other Operating Expenses. Other operating expenses consist of facilities expenses, escrow losses, postage and courier services, data processing expense, general insurance, trade and notes receivable allowance and depreciation. Other operating expenses as a percentage of total revenue, exclusive of investment income, decreased to 25.3% for the three months ended September 30, 2001 compared with 26.9% for the corresponding 2000 period. Other operating expenses as a percentage of total revenue, exclusive of investment income, decreased to 24.8% for the nine months ended September 30, 2001 compared with 28.1% for the corresponding 2000 period. The Company maintains aggressive cost control programs in order to keep operating expenses consistent with levels of revenue; however, certain fixed costs are incurred regardless of revenue levels, resulting in quarter over quarter and year over year percentage fluctuations.

Title Plant Rent and Maintenance Expense. Title plant rent and maintenance expense totaled $1.7 million and $1.4 million for the three-month periods ended September 30, 2001 and 2000, respectively, and $5.7 million and $4.0 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Title plant rent and maintenance expense decreased slightly as a percentage of total revenue, exclusive of investment income, to 5.2% from 6.6% in the three-month periods ended September 30, 2001 and 2000, respectively, and to 6.0% and 6.7% of total revenues, exclusive investment income, for the nine-month periods ended September 30, 2001 and 2000. The percentage decrease in both the three and nine-month periods in title plant expense is primarily a result of renegotiations with several providers in California and Arizona resulting in consistent cost reductions for the Company.

Income Taxes. Income taxes for the three-months ended September 30, 2001 and 2000, as a percentage of earnings before income taxes was 42.0% and 41.0%. Income taxes for the nine-months ended September 30, 2001 and 2000, as a percentage of earnings before income taxes was 41.3% and 41.0%. Income taxes as a percentage of earnings before income taxes remains consistent, however, any future fluctuations could be attributable to the effect of state income taxes on the Company's primary subsidiary, the wholly-owned underwritten title company, and the ancillary service companies; a change in the amount and the characteristics of net earnings, operating income versus investment income; and the tax treatment of certain items.

Liquidity and Capital Resources

The Company's current cash requirements include debt service, debt relating to capital leases, personnel and other operating expenses and taxes. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds. The Company's cash requirements include expenses relating to the development of National business.

One source of the Company's funds is distributions from its subsidiaries. As a holding company, the Company may receive cash from its subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses it incurs. The Company's underwritten title company collects premiums and fees and pays underwriting fees and operating expenses. The underwritten title company is restricted only to the extent of maintaining minimum levels of working capital and net worth, but is not restricted by state regulations or banking authorities in their ability to pay dividends and make distributions.

National is subject to regulations that restrict its ability to pay dividends or make other distributions of cash or property to its parent company without prior approval from the Department of Insurance of the State of New York. At September 30, 2001, the maximum amount of dividends which can be paid by National to shareholders without prior approval of the Insurance Commissioner is subject to restrictions. No dividends, including any dividends paid in the preceding twelve months, which exceed 10% of the outstanding capital shares can be paid without prior approval unless after deducting dividends National has surplus to policyholders at least equal to the greater of 50% of its reinsurance reserves or 50% of the minimum capital required. Additionally, dividends are further limited to National's earned surplus.

The Company's other subsidiary operations collect revenue and pay operating expenses; however, they are not regulated by insurance regulatory or banking authorities. Positive cash flow from the underwritten title company ("UTC") and other subsidiary operations is invested primarily in short-term cash and cash equivalents.

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


Part II: OTHER INFORMATION

        Item 1. In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations, some of which include claims for punitive or exemplary damages. Management believes that no actions depart from customary litigation incidental to the business of the Company and that the resolution of all such litigation will not have a material adverse effect on the Company.

        Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits:

        10.20 Employment Agreement by and between American National Financial, Inc. and Carl A. Strunk, as of August 14, 2001.

        (b)     Reports on Form 8-K:

        None.

                                 EXHIBIT INDEX

        10.20 Employment Agreement by and between American National Financial, Inc. and Carl A. Strunk, as of August 14, 2001.