Form 10-K405
period 2001-12-31
AMERICAN NATIONAL FINANCIAL INC
filed 2002-03-25
CIK 1068843

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 0-24961

American National Financial, Inc.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0731548 (I.R.S. Employer Identification No.)

1111 E. Katella Avenue, Suite 220 Orange, California 92867 (Address of principal executive offices) (Zip Code)	(714) 289-4300 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, no par value	NASDAQ National Market

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☑

      As of March 13, 2002, 7,103,219 shares of common stock (no par value) were outstanding, and the aggregate market value of the shares of the common stock held by non-affiliates of the registrant was $15,210,418. The aggregate market value was computed with reference to the closing price on the NASDAQ National Market on such date.

      Location of Exhibit Index: The index to exhibits is contained in Part IV herein on page number 51.

      The information in Part III hereof is incorporated herein by reference to the Registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2001, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

FORM 10-K

PART I

Item 1.     Business

Introduction

      American National Financial, Inc., through its subsidiaries (collectively, “we,” the “Company,” or “ANFI”) provides title insurance services as well as other real estate related financial and informational services including:

•	escrow,

•	real estate information,

•	trustee sale guarantees,

•	exchange intermediary services,

•	document preparation and research services,

•	notary signing services,

•	property management and

•	appraisals.

      In addition, we obtain specialized services for customers, including tax reporting services and courier services. We focus our business on the residential real estate market and in 2001 generated the majority of our revenue from issuing title insurance policies as an independent agent on behalf of an affiliated title underwriter. For the years ended December 31, 2001, 2000 and 1999, net title service revenue represented approximately 55.6%, 52.8% and 57.5% of our revenues, respectively.

      Our primary operations are conducted in 16 counties, consisting of 85 offices, located in major counties throughout California and Arizona (Maricopa, Pinal and Pima). Our counties process real estate transactions within their geographical area or region. Each county is operated as a separate profit center.

      During 1999, 2000 and 2001, we established offices in Tennessee, Florida and New York to expand our current customer base by developing agency relationships. In addition, during 2001, we expanded our operations by opening several title and escrow offices in California and Arizona, in addition to the formation of the Wireless Title Service division.

Industry Overview

      The title insurance industry consists of insurers (“underwriters”) who issue policies through direct operations or through agents. Our principal subsidiary, American Title Company (“ATC”), is an agent, known in California as an “underwritten title company.” ATC has entered into an Issuing Agency Agreement to issue policies on behalf of Chicago Title Insurance Company (“CTIC”), a subsidiary of Fidelity National Financial, Inc. (“FNF”), which is licensed in California and Arizona, among other states. See “Relationship with Fidelity National Financial, Inc.”

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

      Title insurance is different from other types of insurance because it relates to past events that affect title to property at the time of closing; it does not protect against unforeseen future events. Prior to issuing policies, underwriters can reduce or eliminate future losses by accurately performing searches and examinations.

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

      A title company’s major expense is the cost of the search and examination function performed in preparing preliminary title reports, commitments and title policies, rather than the claim losses associated with the issuance of these policies. The premium for title insurance is due in full at the closing of the real estate transaction and is based upon the purchase price of the property insured or the amount of the mortgage loan and upon the type of coverage. Policy coverage generally terminates upon resale or refinance of the property. Coverage terms have become relatively standardized in accordance with forms approved by state or national trade associations, such as the American Land Title Association, the California Land Title Association, New York Land Title Association and the Land Title Association of Arizona. Among the most commonly issued title insurance policies are standard or extended coverage policies for owners and lenders and trustee sale guarantees, which provide assurances to trustees concerning certain information in connection with non-judicial foreclosures.

Title Plants

      To facilitate preparing preliminary reports without manually searching public copies of public records, maps and other relevant historical documents are compiled and indexed in “title plants”. These title plants relate to particular counties and are kept current by the periodic addition of copies of recorded documents affecting real property in each particular county. Title companies often subscribe to independent title information services to assist in updating title plants and maintaining title records.

The Title Policy and Underwriting Process

      The following briefly describes the process of issuing a title insurance policy:

(i) The customer, typically a real estate salesperson or broker, escrow agent or lender, places an order for a title policy.

(ii) Relevant historical data on the property is compiled, and then the title officer prepares a preliminary title report describing (a) the current status of title and conditions affecting the property, (b) any exclusions, exceptions and/or limitations which the title underwriter might include in the policy and (c) specific issues which need to be addressed and resolved by the parties to the transaction before the title policy will be issued. The preliminary report is circulated to all the parties to consider specific issues, if any.

(iii) After resolution of the specific issues identified in the preliminary report, an escrow agent closes the transaction in accordance with the instructions of the parties and the title underwriter’s conditions.

(iv) After the escrow agent closes the transaction and releases the monies, the title underwriter or agent issues the policies (a) to the owner and the lender on a new home sale or resale transaction or (b) to the lender only, on a refinance transaction.

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

      Underwriting practices in California, Arizona and New York are generally dictated by the California, Arizona and New York Land Title Associations, although the underwriter’s personnel interpret the application of these rules to specific circumstances. Underwriters, such as Fidelity National Title Insurance Company (“FNTIC”) and CTIC, also maintain and distribute current information on title practices and procedures to its issuing agents.

      The maximum amount of liability for an insurer, under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured title against an adverse claim. The reserve for claim losses is based upon known claims, as well as losses the insurer expects to incur based on historical experience and other factors, including industry averages, claim loss history, legal environment, geographic considerations, expected recoupments and the types of policies written. The title underwriter establishes a reserve for each known claim based on a review and evaluation of potential liability.

      A non-affiliated agent that issues title insurance on behalf of an insurer is not subject to the same liability that the insurer faces under the policy. The agent is not assuming risk on the title policy and its liability with respect to the issuance of the policy is typically limited to a specific amount, pursuant to an agreement with the insurer.

Economic Factors Affecting the Industry

      Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. While the level of sales activity was relatively depressed in certain geographical areas during the early 1990’s, decreases in mortgage interest rates since late 1995 and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing and resale transactions and new home sales. The overall economic environment, stable mortgage interest rates and strength in the real estate market, especially in California, contributed to very positive conditions for the industry throughout 1997, 1998 and the first quarter of 1999. However, mortgage rates began to climb during the last half of 1999 and continued through 2000, virtually eliminating the volume of refinance activity experienced in 1998 and early 1999. Beginning in late 2000 and continuing throughout 2001, interest rate decreases caused by actions taken by the Federal Reserve Bank have brought interest rates to their lowest levels in approximately two years, which was a 475 basis point reduction since January 1, 2001. While the recent interest rate decreases created opportunity for our industry, it is impossible to predict the future direction interest rates and the real estate market may move or fluctuate.

Competitive Factors

      A key competitive factor in the title insurance business is the ability to develop and maintain a qualified and experienced group of professionals through which services are delivered to customers. Title insurance business is typically generated through relationships with persons in the real estate industry such as independent escrow companies, real estate brokers and agents, developers, mortgage brokers, mortgage bankers, financial institutions and attorneys. Thus, the relationships and contacts maintained by sales personnel are critical to generating such business. In addition, the quality of a title company’s service, its responsiveness and its ability to adapt to customer’s needs are important in attracting and maintaining customers. Other competitive factors include the financial strength and reputation of the insurer.

      We believe that the price of title insurance is typically not an important competitive factor. In both California and Arizona, where our primary operations are currently conducted, the minimum price of title insurance is filed by the title underwriter and is regulated by the Department of Insurance in California and by the State Banking Commission in Arizona. In the event we expand operations into states where regulatory authorities do not control prices, the price of title insurance may also become an important competitive factor.

Our Title and Escrow Insurance Operations and Products

Title Insurance Operations

      Our primary subsidiary, ATC, is an underwritten title company licensed by the Department of Insurance of the State of California. ATC’s current business is limited to issuing policies as an agent on behalf of CTIC, a subsidiary of FNF. ATC acts exclusively as an agent for CTIC with respect to the procurement of title insurance policies in 16 selected counties in California and three counties in Arizona, subject to certain exceptions. These exclusive arrangements with CTIC do not apply to other counties into which the Company has expanded due to the National Title Insurance of New York, Inc. (“National”) acquisition. ATC’s net title service revenue consists of 88% of the gross title insurance premiums collected on policies issued pursuant to its agreement with CTIC. The remaining 12% is comprised of an 11% underwriting fee paid to the underwriter and a 1% administrative service fee, paid to FNTIC. As an agent, ATC is not subject to the loss and reserve requirements applicable to insurers, and pursuant to its agreements with CTIC, ATC’s liability is limited to the first $5,000 of loss under any policy issued by it on behalf of CTIC, except in the case of negligence, or willful or reckless conduct. To date, the amounts paid by us to CTIC in reimbursement of CTIC’s claims losses under this arrangement have not been material. See “Relationship with Fidelity National Financial, Inc.”

      We operate in 16 counties consisting of 85 offices located in California and Arizona. Each of our branch’s process real estate transactions within the geographical area of the branch or region and each branch is operated as a separate profit center.

      In the years ended December 31, 2001, 2000 and 1999, the following ATC branch operations accounted for the indicated percentages of our total gross title insurance premium revenues:

	December 31,

	2001		2000		1999

	Premiums	Percent	Premiums	Percent	Premiums	Percent

	(Amounts in thousands, except percentages)
Alameda, CA	$8,701	10.4%	$5,173	10.4%	$3,693	6.3%
Contra Costa, CA	6,244	7.4	2,672	5.4	2,775	4.8
Inland Empire, CA
(Riverside and San Bernardino)	4,534	5.4	2,666	5.4	2,646	4.5
Kern, CA	3,408	4.1	2,776	5.6	3,096	5.3
Los Angeles, CA	17,221	20.5	8,931	18.0	10,013	17.2
Orange, CA	19,963	23.8	11,536	23.2	15,909	27.2
Maricopa, AZ	4,269	5.1	3,105	6.3	4,045	6.8
Pima, AZ	2,540	3.0	537	1.1	—	—
Sacramento, CA	—	—	397	0.8	1,257	2.2
San Diego, CA	7,484	8.9	3,340	6.7	3,831	6.6
San Mateo, CA	1,673	2.0	1,188	2.4	1,263	2.2
Santa Barbara, CA	672	0.8	556	1.1	684	1.2
Santa Clara, CA	3,694	4.4	2,110	4.2	4,028	6.9
Ventura, CA	3,620	4.2	4,718	9.4	5,130	8.8

	$84,023	100.0%	$49,705	100.0%	$58,370	100.0%

Title Plants Arrangements

      We lease title plants from FNTIC in Kern, San Mateo and Santa Clara counties and CTIC in Tucson, for an aggregate payment of $14,700 per month. At the expiration of the lease, we will have an option to acquire these title plants for nominal consideration. We have also entered into a capital lease with Title Records, Inc. for the use of a title plant in Los Angeles County, and have the right to acquire a copy of the public records, maps and other relevant historical documents at that plant. We access title plants in the other counties in which we operate through joint plant user agreements with Smart Title Solutions and Security Union Title Insurance Company, a subsidiary of FNF. See “Relationship with Fidelity National Financial, Inc.”

      Title plant maintenance activities constitute a significant item of expense, since each document must be reviewed and indexed. These costs plus the costs of subscribing to various title information services and other plant expenses range from approximately $2,000 to $31,500 per month, per county.

Escrow Fees

      In addition to providing title insurance, we provide escrow services that include all of those typically required with residential and commercial real estate purchase and finance activities. The fees from escrow services represent approximately 23.7%, 26.6% and 28.2% of our total revenues in 2001, 2000 and 1999, respectively. Trends in escrow fees are primarily related to title insurance activity. Escrow fees during the three-year period ended December 31, 2001, fluctuated in a pattern generally consistent with the volume of title insurance premiums and order counts. The decrease in 2001 escrow fees, as a percentage of total revenues, is consistent with overall volume increases in total revenues.

Our Ancillary Services

      In addition to issuing title insurance policies and providing escrow services, we provide the ancillary services described below. These services accounted for approximately 12.6%, 15.2% and 13.1% as a percentage of total revenues in 2001, 2000 and 1999, respectively.

Document Preparation Services.

      Through American Document Services, Inc. we offer a variety of services related to the documenting of real estate transactions. These services include:

(i) preparing reconveyance and assignment documents,

(ii) file research and document retrieval services, and

(iii) recording services, including retrieval of recorded documents.

      We can provide these services in every county and township in the United States. Our ability to provide these services is facilitated by independent abstract companies, title companies and law firms.

Appraisal Services.

      Through West Point Appraisal Services, Inc., an appraisal management company, we offer a variety of residential appraisal services to meet the various appraisal needs of our customers. The services are provided through approved independent appraisers.

Inspection Services.

      Through West Point Properties, Inc., an inspection company, we provide property inspection services to our customers. These services are provided through independently contracted inspectors.

Shortened Title Assurance Reports (“STAR” Product).

      Our STAR product serves as a low-cost, limited form of title protection for the benefit of lenders in subordinate loan transactions where the primary lending criteria is the borrower’s creditworthiness rather than the security interest in the real property.

Centralized Title and Escrow.

      National Lenders Division, our central order processing unit, provides customers with a centralized location through which they can order title and escrow services. The services offered through our National Lenders Division can be provided on a nationwide basis.

Trustee Sale Guarantee.

      Our National Default Services division provides a central location for all trustee sale guarantee requests throughout California. Our services include providing ten-day letter information, customized accounting and reporting documents, fast track messenger services and electronic file transfers. These services provide assurances to trustees concerning certain information in connection with non-judicial foreclosures of property secured by a deed of trust. Because the number of foreclosures tends to increase as the real estate market and the economy decline, this division tends to be counter-cyclical to our title insurance business.

Property Management Services.

      Through Landmark REO Management Services, Inc., we provide property management and disposition services for foreclosure properties throughout the United States. These services include the initial property inspection, eviction coordination, property maintenance, the retention of a local broker, and the supervision of escrow for the sale of the property. Property management services are provided in connection with foreclosures and therefore tend to be counter-cyclical to our title insurance business.

Document Signing Services.

      Through Bancserv, Inc., we provide outsource services to the real estate and banking industry through a national network of qualified notaries public.

Exchange Services.

      Through American National Exchange Services, Inc., we offer Section 1031 exchange intermediary services, which can facilitate safe, effective and creative solutions for a range of exchange transactions involving single units to large commercial and/or industrial properties.

Title Losses and Reserves

      As an agent, ATC is not subject to the loss and reserve requirements applicable to insurers. Pursuant to its agreements with CTIC, ATC’s liability is limited to the first $5,000 of loss under any policy issued by it on behalf of CTIC, except in the case of negligence, or willful or reckless conduct. To date, our payments for reimbursement of claims losses under these arrangements have not been material.

Underwriting, Losses and Reserves

      We believe that the level of risk undertaken pursuant to our underwriting standards is consistent with industry standards. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured title against an adverse claim. The reserve for claim losses includes known claims as well as losses National Title Insurance of New York, Inc. (“National”) expects to incur, net of recoupments. Each known claim is reserved for on the basis of a review as to the estimated amount of the claim and the costs to settle a claim. Reserves for claims that are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, legal environment, geographic considerations and types of policies written. The occurrence of a significant major claim (those greater than $500,000) in any given period could have a material adverse effect on National’s financial condition and results of operations for such period.

      If a loss is related to a policy issued by an independent agent, National may proceed against the independent agent pursuant to the terms of the agency agreement. In any event, National may proceed against third parties who are responsible for any loss sustained under the title insurance policy under rights of subrogation.

      We believe that our quality controls and underwriting standards help minimize our net title claims paid. We will further reduce losses by following aggressive recoupment procedures under rights of subrogation or warranties and by carefully reviewing all claims.

      Courts and juries sometimes award damages against insurance companies, including title insurance companies, in excess of policy limits. Such awards are typically based on allegations of fraud, misrepresentation, deceptive trade practices or other wrongful acts commonly referred to as “bad faith.” Although National has not experienced damage awards materially in excess of policy limits, the possibility of such bad faith damage awards may cause increased costs and difficulty in settling title claims.

      National generally pays losses in cash. In some instances claims are settled by purchasing the interest of the insured in the real property or the interest of the adverse claimant. Such interests are generally recorded as an asset on National’s books at the lower of cost or fair value less selling costs and any related indebtedness is carried as a liability.

      National also accrues reserves related for losses arising from the escrow, closing and disbursement functions due to fraud or operational error based on historical experience.

Reinsurance

      In the ordinary course of business, National reinsures certain risks with other title insurers for the purpose of limiting its maximum loss exposure and also assumes reinsurance for certain risks of other title insurers for the purpose of earning additional income. National cedes or assumes a portion of certain policy liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that the reinsurer is liable for loss and loss adjustment expense payments exceeding the amount retained by the ceding company. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. National did not assume or cede any significant policy liabilities during 2001, 2000 and 1999, respectively.

Competition

      The title insurance industry is highly competitive in the attraction and retention of customers and independent agents. The number of competing companies and the size of such companies varies in the different geographic areas in which we conduct business. Generally, we compete with many other title insurers and agents, with the most effective competition coming from companies which possess greater capital resources. Approximately 1,700 title companies, less than 75 of which are underwriters, are members of the American Land Title Association, the title insurance industry’s national trade association.

      The title insurance industry, however, is heavily concentrated. It is estimated that the five largest title insurance underwriters, either directly or through their agents, accounted for approximately 89% of the policy premium revenue in the United States in 2000 and 90% in 1999. In our principal markets, competitors currently include direct operations and agents of the title insurance subsidiaries of Fidelity National Financial, Inc., Chicago Title Corporation (which was acquired by FNF on March 20, 2000), First American Financial Corporation, LandAmerica Financial Group, Inc., Old Republic International Corporation and Stewart Information Services Corporation, as well as numerous independent agency operations at the local level. We may also face competition from entrants into the industry and the geographic markets it plans to service.

      The escrow and other real estate related services industry is also highly competitive and extremely fragmented. Our competition with respect to such services includes not only other title underwriters and title agents in the insurance industry, but also companies, both local and nationally, that specialize in providing a particular service.

      Because the parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in closing the transaction, competition is based primarily on the quality and timeliness of service. We believe that our competitive position is enhanced by our quality customer service, and that the price of title insurance is typically not an important competitive factor.

Marketing

      We attempt to increase the volume of our title insurance and real estate related services business primarily through customer solicitation by sales personnel. The primary source of this business is from independent escrow companies, real estate brokers and agents, developers, mortgage brokers, mortgage bankers, financial institutions and attorneys. We believe that the personal contacts maintained by our sales personnel with these customers are critical to generating title insurance business. We therefore actively encourage our branch personnel to continually develop new business relationships with persons in the real estate business community. In addition to generating business through direct solicitation and general advertising, we believe that excellent service is an important competitive factor in attracting and retaining customers, and measure customer service in terms of quality and timeliness in the delivery of services.

Regulation

      Title insurance companies, including underwriters, underwritten title companies and independent agents, are subject to extensive regulation under applicable state laws. As an agent, we are subject to regulation in California and Arizona. In California, we are regulated by the Department of Insurance State of California and in Arizona is regulated by the State Banking Department, State of Arizona. See Note 9 to Notes to the Consolidated Financial Statements. Such regulations include licensing requirements for the counties in which we operate, and regulations relating to minimum levels of net worth and working capital.

      Current regulations require that ATC maintain a minimum net worth of $400,000. The net worth of ATC was $33.4 million, $23.0 million and $20.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. See Note 9 of Notes to Consolidated Financial Statements.

      Insurance underwriters are usually subject to a holding company act in their state of domicile that regulates, among other matters, the ability to pay dividends and investment policies. The laws of most states in which National transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting principles, financial practices, establishing reserve and capital and surplus requirements, defining suitable investments for reserves, capital and surplus and approving rate schedules. In 1998, the National Association of Insurance Commissioners approved codified accounting practices that changed the definition of what constitutes prescribed statutory accounting practices that resulted in changes to the accounting policies that insurance enterprises use to prepare their statutory financial statements commencing in 2001. We have evaluated the effects of these rules and believe they will not have a material effect on the statutory capital and surplus of National.

      Pursuant to statutory accounting requirements of the various states in which National is licensed, it must defer a portion of premiums earned as an unearned premium reserve for the protection of policyholders and must maintain qualified assets in an amount equal to the statutory requirements. The level of unearned premium reserve required to be maintained at any time is determined on a quarterly basis by statutory formula based upon either the age, number of policies and dollar amount of policy liabilities underwritten or the age and dollar amount of statutory premiums written. The statutory unearned premium reserve required and reported for National was $3.0 million, $3.2 million and $3.7 million as of December 31, 2001, 2000 and 1999, respectively.

      National is regulated by the Insurance Commissioner of the State of New York. Regulatory examinations usually occur at three-year intervals and examination was in progress for National (1998). In December 2000, the New York Department of Insurance issued its draft report of the December 31, 1998 examination. In February 2001, we accepted the report as issued by the State of New York Insurance Department for the 1998 examination and all issues and comments were resolved. The findings in the examination report had no impact on National’s statutory results at December 31, 2001. National was notified that the report was adopted and filed by the Department.

      The Auditor Division of the Controller of the State of California is currently conducting an examination of the funds due the State of California under various escheatment regulations for the years ended December 31, 1998 and prior. We have not received a preliminary report as the audit is ongoing. We do not believe that either the examinations being performed by the insurance regulators or the Controller of the State of California will have a material impact on our financial position, our results of operations or our statutory capital and surplus.

      In June 2001, auditors from the State of California, Department of Insurance commenced a market conduct examination of ATC. Similar examinations have been or are being conducted at virtually all companies in the title insurance business. The examination is in its preliminary stages and is on going. We are unable to form a professional judgement that an unfavorable outcome is either probable or remote, however, management does not believe that any outcome will have a material affect on our financial statements.

      Statutorily calculated net worth determines the maximum insurable amount under any single title insurance policy. As of January 1, 2002, National’s self-imposed single policy maximum insurable amount, which complies with statutory limitations, was $6.0 million.

      National is subject to regulations that restrict its ability to pay dividends or make other distributions of cash or property to its parent company without prior approval from the Department of Insurance of the State of New York. The maximum amount of dividends which can be paid by National to shareholders without prior approval of the Insurance Commissioner is subject to restrictions. No dividends, including all dividends paid in the preceding twelve months, which exceed 10% of the outstanding capital shares can be paid without prior approval unless after deducting dividends National has surplus to policyholders at least equal to the greater of 50% of its reinsurance reserves or 50% of the minimum capital required. Additionally, dividends are further limited to National’s earned surplus. Based on this formula, National could pay dividends to ATC of $38,400 during 2002.

      Pursuant to statutory requirements of the State of New York, National must maintain certain levels of minimum capital and surplus. The statutory capital and surplus of National was $3.7 million, $3.3 million and $2.5 million at December 31, 2001, 2000 and 1999, respectively. The statutory earnings of National were $617,000, $684,000 and $426,000, for the years ended December 31, 2001, 2000 and 1999, respectively. National is compliant with the minimum statutory requirements as of December 31, 2001.

Ratings

      National is regularly assigned ratings by independent agencies designed to indicate their financial condition and/or claims paying ability. Financial data and other information are supplied to the rating agencies and subjected to quantitative and qualitative analyses from which the ratings are derived. National’s rating, as assigned during 2001, 2000 and 1999, is listed below:

Demotech, Inc.
(Financial Stability Rating)

National Title Insurance of New York, Inc.	A

Investment Policies and Investment Portfolio

      Our investment policy is designed to maintain a high quality portfolio, maximize income, minimize interest rate risk and match the duration of the portfolio our liabilities. Our practice is to purchase investment grade fixed maturity securities. Our portfolio is subject to economic conditions and normal market risks and uncertainties.

      All of National’s investment assets qualify as “admitted assets” and for purposes of capital and surplus and unearned premium reserves as prescribed by various state insurance regulations. These investments are restricted by the state insurance regulations of its domiciliary state and are limited primarily to cash and cash equivalents, federal and municipal governmental securities and other corporate investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      The carrying amount of all of our investments, which approximates the fair value of total investments, was $24.7 million and $10.5 million for the years ended December 31, 2001 and 2000, respectively.

      The following table sets forth certain information regarding the investment ratings of our fixed maturity portfolio at December 31, 2001 and 2000:

	2001				2000

	Amortized	% of	Fair	% of	Amortized	% of	Fair	% of
Ratings(1)	Cost	Total	Value	Total	Cost	Total	Value	Total

	(Amounts in thousands, except percentages)
AAA	$11,107	50.6%	$11,218	51.1%	$1,777	19.5%	$1,780	21.0%
AA	3,390	15.5	3,434	15.6	628	6.9	627	7.4
A	2,156	9.8	2,178	9.9	5,196	57.1	5,230	61.8
Other	5,278	24.1	5,135	23.4	1,504	16.5	825	9.8

	$21,931	100.0%	$21,965	100.0%	$9,105	100.0%	$8,462	100.0%

(1)	Ratings as assigned by Standard & Poor’s Corporation.

      The following table sets forth certain information regarding our fixed maturity securities at December 31, 2001. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities with an amortized cost of $1.5 million and a fair value of $1.3 million were callable at December 31, 2001:

	2001

	Amortized	% of	Fair	% of
Maturity	Cost	Total	Value	Total

	(Amounts in thousands, except percentages)
One year or less	$2,304	10.5%	$2,350	10.7%
After one year through five years	$13,539	61.7	$13,706	62.4
After five years through ten years	$6,088	27.8	$5,909	26.9

	$21,931	100.0%	$21,965	100.0%

      Equity securities at December 31, 2001 and 2000 consist of investments as follows:

	December 31,

	2001		2000

		Fair		Fair
	Cost	Value	Cost	Value

	(Amounts in thousands, except percentages)
Industrial, miscellaneous and all other	$656	$2,756	$1,657	$2,071

      Our investment results for the years ended December 31, 2001, 2000 and 1999 were as follows:

	December 31,

	2001	2000	1999

	(Amounts in thousands, except percentages)
Net investment income(1)	$1,262	$1,186	$930
Average invested assets	30,438	18,798	20,573
Effective return on average invested assets	4.1%	6.3%	4.5%

(1)	Net investment income as reported in the Consolidated Statements of Earnings has been adjusted in the presentation above to provide the tax equivalent yield on tax exempt investments and to exclude net realized capital gains on the sale of investments and other assets. Net realized capital gain (loss) totaled $1.0 million, ($139,000) and $0 in 2001, 2000 and 1999, respectively.

Relationship with Fidelity National Financial, Inc.

      ATC, our primary subsidiary, commenced business in 1989, and was acquired by FNF in January 1996, at which time ATC’s operations had been conducted solely in Kern County, California. Following FNF’s acquisition, ATC’s expansion strategy included acquiring and opening offices in selected other counties located throughout California. In January 1997, FNF contributed to ATC all of the outstanding stock of American Title Insurance Agency of Arizona, Inc., a title agency located in Phoenix, Arizona and Landmark REO Management Services, Inc., a property management company.

      We were incorporated in November 1996 by our current management. In July 1997, we acquired 60% of the outstanding stock of ATC from FNF for $6.0 million. We funded the purchase price through debt, all of which we have repaid from operations or as a result of our reorganization. In November 1998, we acquired the remaining 40% of the outstanding common stock of ATC from FNF in exchange for 2,309,996 shares of Company common stock or approximately 43% of the outstanding shares immediately prior to our initial public offering. Concurrent with that reorganization, $3.5 million of our debt from the initial acquisition of ATC stock was repaid. Our stockholders (other than FNF) assumed the remaining unpaid balance of the acquisition debt in the amount of $1.2 million. In August 1997, ATC purchased all of the outstanding common stock of Santa Barbara Title Company. In 1997 we formed our other subsidiaries, American Document Services, Inc., West Point Appraisal Services, Inc., West Point Support Services, Inc. and West Point Properties, Inc. In April 1999, Santa Barbara Title Company (“SBT”) merged with ATC. In December 2000, ANFI formed American National Exchange Services, Inc.

      In June 1999, we acquired National Title Insurance of New York Inc., a New York domiciled underwriter, from a subsidiary of FNF for $3.25 million. National is licensed to issue title insurance in 34 states, the District of Columbia and the U.S. Virgin Islands. Our purpose in acquiring National was to own an underwriter, which will enable us to both: (1) generate underwriting fees and (2) expand geographically into counties and states in which National is presently licensed. We believe our expansion can be accomplished more quickly and cost-effectively through this acquisition than through other means. We also believe that the acquisition expands the business opportunities for our current and potential employees and affiliates, aiding our recruitment efforts, and will permit us to generate additional revenue by writing title insurance policies in those geographic areas which are not covered by ATC’s exclusive agency arrangements with CTIC.

      In September 2000, we purchased the assets of CTIC’s Pima County, Arizona operation, American Title Agency of Pima County, Inc. The acquisition adds four offices, located in Tucson, to our Arizona network. See Note 3 of Notes to Consolidated Financial Statement.

      We have a common director with FNF, resulting from FNF’s involvement in the organization of, and its equity ownership position in us. In addition there is also existing business and contractual relationships between the two companies. Our principal subsidiary, ATC, was a wholly owned subsidiary of FNF until July 1, 1997, when we acquired 60% of ATC’s outstanding common stock for $6.0 million in cash. As a result of the reorganization and following our initial public offering, FNF owned approximately 28.0% of our outstanding common stock. In a private transaction on June 7, 2001, we purchased 894,000 shares of our common stock from FNF for $4.9 million or $5.45 per share, which is FNF’s cost. The fair market value of our common stock on the transaction date was $4.99 per share. After this transaction FNF owned approximately 19.5% of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” and Note 12 of Notes to Consolidated Financial Statements.

      CTIC entered into an Issuing Agency Agreement with our wholly-owned subsidiary American Title Company (ATC) where ATC agreed that until June 30, 2007 it will act as an agent for CTIC with respect to the procurement of title insurance policies in 16 counties in California and Arizona, subject to certain exceptions. This exclusive arrangement with CTIC does not apply to other counties into which we expand in the future. Under the Issuing Agency Agreement with CTIC, furnishing title insurance products and services, ATC pays FNTIC an administration fee of 1% of gross premiums for administrative services including accounting, legal and human resources. This administrative service arrangement can be terminated by ATC upon 90 days notice to FNTIC.

Employees

      As of December 31, 2001, we had 1,013 full time employees. We believe our success depends significantly on attracting and retaining talented and experienced personnel. We locate and recruit our personnel primarily through personal contacts in the industry and our executive officers are actively involved in the recruitment process. We offer competitive packages of base and incentive compensation and benefits in order to attract and motivate our employees. We believe our employee relations are good.

Risk Factors

      Our investment securities are speculative in nature and an investment in such securities involves a high degree of risk. You should consider, along with the other information contained in this Annual Report on Form 10-K, the following considerations and risks in evaluating an investment in us.

Cyclical Nature of Real Estate Market

      The title insurance industry is dependent on the volume of real estate transactions that occur. Substantially all of our title insurance, escrow and other real estate service business result from:

•	sales and refinancing of real estate, primarily residential properties, and

•	the construction and sale of new properties.

      Real estate activity is cyclical in nature and is highly sensitive to the cost and availability of long-term mortgage funds and general economic conditions. Real estate activity and, in turn, our revenue base, can be adversely affected when:

•	interest rates are high,

•	money supply for mortgages are limited, and

•	when the economy as a whole weakens.

      During 1998 and first half of 1999, low mortgage interest rates and a strong California real estate market contributed to increased residential transaction activity, benefiting our business. However, the high volume of refinance activity experienced in early 1999 virtually disappeared when mortgage rates began to climb during the last half of 1999 and 2000. Beginning in late 2000 and continuing throughout 2001 interest rate decreases caused by Federal Reserve Bank actions resulted in bringing interest rates to their lowest levels in approximately two years, which was a 475 basis point reduction since January 1, 2001, providing us with a favorable business environment.

      It is impossible to predict the future direction interest rates and the real estate market may move or fluctuate. No assurance can be given that historical levels of premiums and fees received by us recently will occur in the future.

Geographic Concentration

      We derived substantially all of our revenues from real estate transactions occurring in California. Due to the relatively high cost of real estate in California, the real estate market may be more sensitive to fluctuations in interest rates and general economic conditions than other regions of the United States. Adverse economic conditions affecting the California real estate market could have a material adverse effect on our business, financial condition and results of operations.

Risks Associated with the Relationship with Fidelity National Financial, Inc.

      We maintain a close relationship with FNF and its subsidiaries and rely upon them for a number of services in connection with our operations. We agreed, that until June 30, 2007, we will act exclusively as an agent for CTIC with respect to the procurement of title insurance policies in 13 selected counties in California and three counties in Arizona, subject to certain exceptions. In exchange for an administrative fee, FNTIC provides a variety of services for ATC, including accounting, legal and human resources services. The unexpected loss of CTIC underwriting or FNTIC’s administrative services, for any reason, could result in an interruption in our operations until such services are secured elsewhere, which could have a material adverse effect on our business, financial condition and results of operations. See “Relationship with Fidelity National Financial, Inc.”

      Certain of FNF’s subsidiaries are our competitors in several of our markets. One of our directors and certain officers is also a director or officer of FNF. Accordingly, there is a possibility that our interests and FNF’s interests might conflict. There can be no assurance that our director or our officers, in satisfying their fiduciary duties and the requirements of applicable statutory laws to ensure such conflicts are properly resolved, can or will act in our best interests.

Risks Associated with National

      In June 1999, ATC acquired all of the outstanding capital stock of National from FNF. Due to the affiliated nature of the parties, this should not be considered an arm’s length transaction. National, a New York domiciled insurance underwriter, is currently licensed to issue title insurance policies in 34 states, the District of Columbia and the U.S. Virgin Islands, with applications pending for two other states. An element of our business strategy is to utilize National not only as a means to generate underwriting premiums but to expand geographically into states where we do not currently operate. This was the primary purpose of the National acquisition. In addition, National does not currently underwrite a significant amount of title insurance policies through direct operations or agency relationships and we are required to commit resources to establish direct operations and agency relationships in order to realize the benefits of this acquisition. Cash resources for the development of National is provided by current cash balances and internally generated funds. National’s principal value lies in the licenses it holds to operate as an underwriter and the strategic options we pursue in utilizing the licenses. There can be no assurance that we will be able to develop any significant business or generate title insurance premiums through National, or that we will realize any of the benefits anticipated from the acquisition of National.

Competition

      The title insurance business is very competitive, primarily in the areas of service and expertise. The size and financial strength of the title insurer who underwrites the policies are also important factors in decisions relating to the purchase of title insurance. Many of our competitors have greater financial, personnel, marketing and other resources, and some are underwritten by larger title insurance companies. Also, the removal of regulatory barriers in the future might result in new competitors, including financial institutions, entering the title insurance business. Intense competition among the more established title insurance companies and any such new entrants could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Possible Acquisitions

      An element of our business strategy is to expand our operations through the acquisition of complementary businesses. We have no agreements, understandings or commitments and are not currently engaged in negotiations with respect to any additional acquisition. There can be no assurance that we will be able to identify, acquire, profitably manage or successfully integrate any businesses without incurring substantial expenses, delays or other operational or financial problems. Moreover, competition for acquisition candidates is intense, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. Furthermore, acquisitions involve a number of special risks, including diversion of management’s attention, failure to retain key acquired personnel, increased costs to improve managerial, operational, financial and administrative systems and legal liabilities, some or all of which could materially and adversely affect our business, operating results and financial condition. We may have to issue additional equity securities or incur indebtedness in order to finance the acquisition of other businesses. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings or performance at levels we have historically enjoyed. Our failure to manage our acquisition strategy successfully could materially and adversely affect our operating results and financial condition.

Management of Growth

      We are growing significantly, and we intend to pursue further growth as part of our business strategy. Our ability to effectively manage the growth of our operations will require us to continue to improve our operational, financial and other internal systems and to attract, develop, motivate and retain our employees. Our rapid growth has presented and will continue to present numerous operational challenges, such as the assimilation of financial reporting systems, and will increase the demands on our senior management and our systems and internal controls. In addition, our success depends in large part upon our ability to attract, develop, motivate and retain talented employees with significant industry experience and contacts. Such employees are currently in great demand and there is significant competition for employees with the requisite skills and experience from other national and regional title companies. There can be no assurance that we will be able to attract and retain the qualified personnel necessary to pursue our growth strategy. There can be no assurance that we will be able to maintain or accelerate our current growth, effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. To the extent we are unable to manage our growth effectively and efficiently, our business, financial condition and results of operations could be materially and adversely affected.

Cautionary Statements Regarding Forward-Looking Information

      We wish to caution readers that the forward-looking statements contained in this Form 10-K under “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Item 7a. Quantitative and Qualitative Market Risk Disclosures” and elsewhere in this Form 10-K involve known and unknown risks and uncertainties which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of us. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are filing the following cautionary statements identifying important factors that in some cases have affected, and in the future could cause our actual results to differ materially from those expressed in any such forward-looking statements.

      The factors that could cause our results to differ materially include, but are not limited to, general economic and business conditions, including interest rate fluctuations; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; issues, availability of qualified personnel; employee benefit costs and changes in, or the failure to comply with government regulations.

Item 2.	Properties

      Our corporate office is currently located in Orange, California. Most of our offices are leased, with the exception of two buildings we own: a branch office building in Phoenix, Arizona, and the corporate office building located at 1111 E. Katella Avenue, Orange, CA. The corporate office building was acquired with the proceeds of a $2.1 million original note that bears interest at the lending institutions prime rate, and monthly principal payments of $4,400 per month and collateralized by a deed of trust. The outstanding balance at December 31, 2001 and 2000 was $1.9 million and $2.0 million, respectively.

      In February 2002, we entered into an agreement to purchase an office building located in the County of Orange for $1.1 million, based on certain conditions and inspections. The close of escrow is anticipated on or around April 15, 2002.

Item 3.	Legal Proceedings

      In the ordinary course of business, we are subject to claims made under, and from time to time we are named as defendants in legal proceedings relating to, policies of insurance we have issued or other services performed on behalf of insured policyholders and other customers. We are involved from time to time in routine litigation incidental to the conduct of our business, apart from claims made under title insurance policies. There are currently no material pending litigation proceedings to which we are a party or to which any of our property is subject. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Overview and Recent Developments” and Note 11 of Notes to Consolidated Financial Statements.

      In June 2001, auditors from the State of California, Department of Insurance commenced a market conduct examination of ATC. Similar examinations have been or are being conducted at virtually all companies in the title insurance business. The examination is in its preliminary stages and is ongoing. We are unable to form a professional judgement that an unfavorable outcome is either probable or remote, however, management does not believe that any outcome will have a material affect on our financial statements.

Item 4.	Submissions of Matters to a vote of Security Holders

      We did not submit any matters to a vote of security holders in the fourth quarter of 2001.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Shareholder Matters

      We completed our initial public offering on February 12, 1999. Prior to that time there was no market for our common stock. The following table sets forth the range of high and low closing prices for our common stock on the NASDAQ stock exchange and the amounts of dividends per share on our common stock.

			Dividends
	High	Low	Declared

Year ended December 31, 2001:
First quarter	$4.55	$2.73	$.09
Second quarter	5.14	3.64	.09
Third quarter	9.00	5.00	.12	5
Fourth quarter	8.60	6.55	.12	5
Year ended December 31, 2000:
First quarter	$3.58	$2.73	$.09
Second quarter	3.41	2.50	.09
Third quarter	2.85	2.44	.09
Fourth quarter	2.91	2.84	.09

      The foregoing amounts have been adjusted to give retroactive effect to a 10% stock dividend in May 2001.

Dividend Policy and Restriction on Dividend Payments

      Since the first quarter of 1999, we have paid cash dividends on a quarterly basis, which payments have been made at the discretion of our Board of Directors. In September 2001, our dividend per share increased to $.125. The continued payment of dividends will depend upon operating results, business requirements, regulatory considerations and other factors. As of March 20, 2002, we had less than 800 shareholders of record.

      National is subject to regulations that restrict its ability to pay dividends or make other distributions of cash or property to its parent company without prior approval from the Department of Insurance of the State of New York. The maximum amount of dividends which can be paid by National to shareholders without prior approval of the Insurance Commissioner is subject to restrictions. No dividends, including all dividends paid in the preceding twelve months, which exceed 10% of the outstanding capital shares can be paid without prior approval unless after deducting dividends National has surplus to policyholders at least equal to the greater of 50% of its reinsurance reserves or 50% of the minimum capital required. Additionally, dividends are further limited to National’s earned surplus. Based on this formula, National could pay dividends to ATC of $38,400 during 2002.

Item 6.     Selected Financial Data

      The following information should be read in conjunction with the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10K. Share per and share data has been retroactively adjusted for the 10% stock dividend in May 2001.

	Years Ended December 31,

	2001	2000	1999	1998

	(Amounts in thousands, other than earnings
	per share, order and fee per file data)
Balance Sheet Data:
Cash and short term investments	$10,018	$9,865	$4,875	$10,495
Investments	24,721	10,533	14,022	N/A
Total assets	66,653	53,341	47,324	37,376
Due to affiliate and capital leases with affiliates	3,536	3,230	1,642	1,893
Shareholders’ equity	35,913	31,977	32,031	19,898
Statement of Operations Data:
Net title service revenue — related party	$75,564	$43,641	$51,366	$52,092
Escrow fees	32,176	21,969	25,190	24,267
Ancillary service fees	17,080	12,550	11,362	14,697
Investment income	2,268	1,047	930	369
Other revenues	8,890	3,461	452	—

Total revenue	$135,978	$82,668	$89,300	$91,425

Personnel costs	$73,909	$51,189	$54,277	$49,435
Other operating expenses	34,362	22,742	19,266	17,477
Title plant rent and maintenance	7,946	5,322	6,264	7,156

Earnings before income taxes	19,761	3,415	9,533	10,100

Net earnings	11,264	2,015	5,625	6,865

Per Share Data:
Earnings per share:
Basic	$1.50	$.25	$.74	$1.93
Diluted	1.37	.25	.74	1.78
Weighted average common shares outstanding:
Basic	7,509	8,069	7,556	3,545
Diluted	8,236	8,069	7,588	3,850

	Years Ended December 31,

	2001	2000	1999	1998

	(Amounts in thousands, other than earnings
	per share, order and fee per file data)
Other Operating Data:
Gross title insurance premiums(1)	$88,391	$51,113	$58,370	$59,206
Orders opened(1)	210,000	111,000	119,000	147,000
Orders closed(1)	127,000	73,200	88,900	98,300
Average fee per file(1)	$848	$1,109	$940	$825

(1)	Average fee per file information for ATC, Pioneer Land Title and National direct branches consists of gross title insurance premiums, escrow fees and other title-related fees divided by the number of closed files (not including revenue generated by our STAR Product, which are excluded due to the abbreviated characteristics of the policy). In addition, non title-related revenues and investment income are excluded as there are no associated closed files. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Quarterly Financial Data (Unaudited)

      Selected quarterly financial data is as follows:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

	(In thousands, except share data)
2001
Revenue	$28,298	$35,285	$33,523	$38,872
Earnings before income taxes	3,830	5,769	4,892	5,270
Net earnings, basic and diluted basis	2,260	3,404	2,837	2,763
Basic earnings per share	.28	.44	.40	.39
Diluted earnings per share	.26	.41	.36	.35
Dividends paid per share	.09	.09	.125	.125
2000
Revenue	$17,689	$20,916	$21,562	$22,501
Earnings (loss) before income taxes	(563)	1,089	1,384	1,505
Net earnings (loss), basic and diluted basis	(332)	643	817	887
Basic earnings (loss) per share	(.04)	.08	.10	.11
Diluted earnings (loss) per share	(.04)	.08	.10	.11
Dividends paid per share	.09	.09	.09	.09

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion provides information to help understand and assess significant changes and trends related to our financial condition and results of operations. You should read this discussion and analysis in conjunction with the consolidated financial statements and the notes thereto.

Overview

      Our revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. Since late 1995, decreases in mortgage interest rates and the resulting improvement in the real estate market have had a favorable effect on the level of real estate activity, including refinancing transactions, new home sales and resale transactions. The overall economic environment, stable mortgage interest rates and strength in the California and West Coast real estate market contributed to very positive conditions for the industry throughout all of 1996, 1997 and 1998 and the first six months of 1999. However, mortgage rates began to climb during the last half of 1999 and continued through 2000, virtually eliminating the volume of refinance activity experienced in the prior year and early 1999. Beginning in late 2000 and continuing throughout 2001 interest rate decreases caused by actions taken by the Federal Reserve Bank resulted in bringing interest rates to their lowest levels in approximately two years, which was a 475 basis point reduction since January 1, 2001. The interest rate decreases created opportunity for the industry.

      Our revenues include net title service revenue (which also includes trustee sale guarantee fees of $1.2 million), escrow fees, ancillary service fees, investment income and other revenues. Our operations generate escrow fees from holding and disbursing funds and documents in connection with the closing of real estate transactions. Escrow fees generally fluctuate in a pattern consistent with the fluctuation in net title service revenue.

      Our ancillary services complement title and escrow services. In addition, many of these real estate related services are counter-cyclical to our title insurance and escrow services.

      Investment income consists of revenues received from our investment portfolio. Other revenue represents income derived from National’s current office operations, which include New York, Tennessee, Florida and independent agents.

      Net title service revenue and escrow fee revenues are recognized as income at the time the underlying real estate transaction closes. Expenses directly related to the title and escrow process are recognized as they are incurred, throughout the duration of the transaction. As a result, our recognition of revenue lags approximately 45-90 days behind the recognition of the corresponding expenses. Other fees and revenue are generally recognized as income at the time the underlying transaction closes; however, certain other fees and revenue are recognized as income over the period during which the service is provided. These factors may result in fluctuations in gross margins.

      Net title service revenues consist of gross title insurance premiums less underwriting fees paid to the underwriter. Fees to underwriters represent the portion of gross title insurance premiums paid by our underwritten title companies to CTIC, pursuant to the terms of the Issuing Agency Agreement.

      Beginning in January 1997, ATC entered into an Issuing Agency Agreement under which ATC pays CTIC an underwriting fee equal to 11% of the gross title insurance premiums received. In addition, ATC pays FNF a administrative fee equal to 1% of gross title insurance premiums for certain accounting, human resources and legal services provided by FNF. We believe that the amount of these fees is reasonable in light of the level of services received and the estimated costs of performing these services internally.

      While the number of orders that are closed affects our revenue, personnel costs are the largest component of our expenses. Since personnel costs are relatively fixed over the short-term, in a rapidly declining market, reductions in the number of orders can adversely affect margins. Gross margins are also affected by the relative numbers of orders that relate to refinancing transactions as compared to those relating to real estate sale transactions.

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

      Because title insurance premiums are calculated with regard to the purchase price of the property or the amount of the related mortgage, average fees per file will also increase during periods in which real estate prices and corresponding mortgage loans are increasing.

Results of Operations

      The following discussion presents a comparison of 2001, 2000 and 1999.

Revenue

      The following table presents information regarding the components of our revenue:

	Year Ended December 31,

	2001	2000	1999

	(Amounts in thousands other than
	orders and fee per file)
Net title service revenue-related party	$75,564	$43,641	$51,366
Escrow fees	32,176	21,969	25,190
Ancillary service fees	17,080	12,550	11,362
Investment income	2,268	1,047	930
Other revenue	8,890	3,461	452

Total revenue	$135,978	$82,668	$89,300

Orders closed	127,000	73,200	88,900
Average fee per file	$848	$1,109	$940

      The premium increases from the first half of 1999 were indicative of the favorable market conditions existing during that period. In the last six months of 1999 and continuing through the year 2000, refinancing transactions declined from the prior record levels. As the refinance transactions decreased our fee per file increased due to the shift from a refinance market to a market driven by new home purchases and resales. The trend reversed in 2001 with the decline in interest rates.

      Total revenue in 2001 increased 64.5% to $136.0 million from $82.7 million in 2000. The increase in total revenues in 2001 is primarily the result of our strength in our title and ancillary services, which were positively impacted by favorable market conditions, especially the favorable real estate market caused in part by reduced interest rates and increased money supply. Total revenue in 2000 decreased 7.4% to $82.7 million from 1999 revenue of $89.3 million. The decrease in total revenues from 1999 to 2000 is due to increased interest rates that resulted in a significant decline in refinancing transactions and residential resale and new home loans.

      Net Title Service Revenue — related party. Net title service revenue in 2001 increased $31.9 million, or 73.1% to $75.6 million from $43.6 million in 2000. Net title service revenue decreased $7.7 million or 15.0% to $43.6 million from $51.4 million in 1999. The increase in net title service revenue in 2001 was indicative to the favorable market conditions existing in that period. The decrease in 2000 net title service revenue was consistent with the real estate environment and the decline in closed title orders during 2000. The average fee per file decreased to $848 in 2001 compared with $1,109 in 2000 and $940 in 1999. The fee per file fluctuation is consistent of the change in the percentage mix of title orders closing in a refinance market to the resale higher fee per file business. Gross title premiums were $88.4 million, $51.1 million and $58.4 million in 2001, 2000 and 1999, respectively.

      Escrow Fees. Revenues from escrow fees increased $10.2 million or 46.5% to $32.2 million in 2001 from $22.0 million in 2000. In 2000, escrow fees decreased $3.2 million or 12.8% to $22.0 million compared with $25.2 million in 1999. Escrow fees are primarily related to title insurance activity generated by the Company’s direct operations. The increase in 2001, is primarily the result of the current market conditions relating to refinance activity largely fueled by continued interest rate decreases. The decrease in escrow fees in 2000 was due to interest rate increases beginning in late 1999 and continuing through the beginning of 2000, along with the decline of closed title orders during that period.

      Ancillary Service Fees. Ancillary service fees increased $4.5 million, or 36.1% to $17.1 million in 2001, from $12.6 million in 2000. In 2000, ancillary fees increased $1.2 million, or 10.5% to $12.6 million compared with $11.4 million in 1999. The steady increase in ancillary service fees is a result of the level and mix of business related to the decrease of closed title orders. In 2000 we acquired certain ancillary service companies in various separate transactions. Our strategy is to strengthen the ancillary service businesses through acquisitions and we continue to evaluate opportunities to expand our ancillary services through our core title and escrow business and our national presence. In 1999, we closed a branch operation related to the STAR product that accounted for a portion of the decline in ancillary service fees in that year.

      Investment Income. Investment income is primarily a function of security markets, interest rates and the amount of cash available for investment. In 2001, investment income increased $1.3 million of 116.6% to $2.3 million, compared with $1.0 million in 2000. Average invested assets increased 61.7% to $30.4 million from $18.8 million in 2000. The tax equivalent yield in 2001, excluding net realized gains and losses, was 4.1% compared to 6.3% in 2000. The increase in investment income in 2001 as compared to 2000 is the result of net realized gains in 2001 of $1.0 million, compared with net realized losses in 2000 of $139,000, partially offset by a decrease in the tax equivalent yield, excluding net realized gains and losses. The tax equivalent yield, excluding gains and losses, decreased primarily as a result of significant additions to our fixed income portfolio in the last quarter of 2001 at prevalent interest rates, which were significantly lower than 2000 due to actions taken by the Federal Reserve Board. During 2000, investment income increased $117,000 or 12.6% to $1.0 million from $930,000 in 1999. Average invested assets decreased 8.7% to $18.8 million from $20.6 million in 1999. The tax equivalent yield in 2000, excluding net realized gains and losses, was 6.3% compared to 4.5% in 1999. Investment income in 2000 increased from 1999 primarily as a result of an increase in the tax equivalent yield, excluding net realized gains and losses, partially offset by net realized losses of $139,000 in 2000 compared to $0 in 1999. Although average invested assets decreased in 2000 compared to 1999, the tax equivalent yield increased primarily due to a shift to strengthen our fixed income portfolio in 2000 as compared to investments in interest bearing accounts and certificates of deposit in 1999. Prior to 1999, we invested in interest bearing accounts and certificates of deposit. During 1999, we strengthened our balance sheet with the acquisition of National and proceeds from the Initial Public Offering.

      Other Revenue. Other revenue in 2001 increased $5.4 million, or 156.9%, to $8.9 million from $3.5 million in 2000. During 2000, other revenue increased $3.0 million, or 665.7% from $452,000 in 1999. The increase from 1999 is attributed to our strategy to expand our National business.

Expenses

      The following table presents the components of the our expenses:

	Year Ended December 31,

	2001	2000	1999

	(Amounts in thousands)
Personnel costs	$73,909	$51,189	$54,277
Other operating expenses	34,362	22,742	19,226
Title plant rent and maintenance	7,946	5,322	6,264

Total expenses	$116,217	$79,253	$79,767

      Our principal costs include personnel costs, other operating expenses and title plant rent and maintenance. Personnel costs include both base salaries and commission expense paid to employees and are the most significant operating expense incurred. These expenses fluctuate with the level or orders opened and closed and the mix of revenue.

      Other operating expenses consist of facilities expenses, postage and courier services, computer services, professional services, advertising expense, general insurance, provision for claim losses, trade and note receivable allowances, depreciation and amortization expense and interest expense.

      Title plant rent and maintenance costs consist of payments to access title plants and the costs of updating these plants. Title plant rent and maintenance costs include daily update expenses that are dependent on the volume of real estate transaction activity and a rental charge that is based on actual usage.

      Personnel Costs. Personnel costs totaled $73.9 million, $51.2 million and $54.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. As a percentage of total revenue, exclusive of investment income, personnel costs were 55.3% in 2001, 62.7% in 2000 and 61.4% in 1999. Personnel costs include base salaries, commissions and bonuses paid to employees and are the most significant operating expense incurred. These costs fluctuate with the level of orders opened and closed and the mix of revenue. The decrease in personnel expenses is the result of our ability to handle increased refinance activity without a significant increase in staffing. We continue to take significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business and revenues. We continue to monitor the prevailing market conditions and will attempt to respond as necessary.

      Other Operating Expenses. Other operating expenses totaled $34.4 million, $22.7 million and $19.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. As a percentage of total revenue, exclusive of investment income, other operating expenses were 25.7% in 2001, 27.9% in 2000, and 21.8% in 1999. Other operating expenses consist of facilities expenses, provision for claim losses, professional services, advertising, postage and courier services, data processing expense, general insurance, trade and notes receivable allowance and depreciation. The decrease in other operating expenses is attributable to our aggressive cost control programs in order to maintain operating expenses consistent with levels of revenues; however, certain fixed costs are incurred regardless of revenue levels, resulting in fluctuations year over year. Other operating expenses increased as a percentage of total revenue in 2000 from 1999 due to expansions and acquisitions, including travel, conventions and other general and administrative costs. Those increases offset much of our cost control efforts in 2000. We continuously review and evaluate operating expenses relative to existing and projected market conditions.

      Title Plant Rent and Maintenance Expense. Title plant rent and maintenance expense totaled $7.9 million, $5.3 million and $6.3 million for the years ending December 31, 2001, 2000 and 1999, respectively. Title plant rent and maintenance expense decreased as a percentage of total revenue, exclusive of investment revenue, to 5.9% in 2001 from 6.5% in 2000 and from 7.1% in 1999. The year over year fluctuations in plant expense is primarily a result of our expansion and various contract negotiations within several counties in California and Arizona combined with a reduction of the volume of business during 2000 compared to 1999. The agreements negotiated during 2000 resulted in significant cost reductions for us.

      Income Taxes. Income taxes for 2001, 2000 and 1999 as a percentage of earnings before income taxes was 43.0%, 41.0% and 41.0%, respectively. The fluctuations in income taxes as a percentage of earnings before income taxes are attributable to the effect of state income taxes on our wholly-owned underwritten title company and the ancillary service companies; a change in the amount and the characteristics of net income, operating income versus investment income; and the tax treatment of certain items.

Liquidity and Capital Resources

      Cash Flows. Our current cash requirements include debt service, debt relating to capital leases, personnel and other operating expenses, taxes and dividends on common stock. We believe that all anticipated cash requirements for current operations will be met from internally generated funds and through cash received from our subsidiaries. Our cash requirements include expenses relating to the development and expansion of National’s business. We presently have in place much of the infrastructure (principally consisting of personnel) that will be used for this development.

      Two significant sources of our funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. These reimbursements are executed within the guidelines of various management agreements among us and our subsidiaries. Our underwritten title company and our ancillary companies collect premiums and fees and pay underwriting fees and operating expenses. These companies are restricted only to the extent of maintaining minimum levels of working capital and net worth, but are not restricted by state regulations or banking authorities in their ability to pay dividends and make distributions.

      National is subject to regulations that restrict its ability to pay dividends or make other distributions of cash or property to its parent company without prior approval from the Department of Insurance of the State of New York. The maximum amount of dividends which can be paid by National to shareholders without prior approval of the Insurance Commissioner is subject to restrictions. No dividends, including all dividends paid in the preceding twelve months, which exceed 10% of the outstanding capital shares can be paid without prior approval unless after deducting dividends we have surplus to policyholders at least equal to the greater of 50% of its reinsurance reserves or 50% of the minimum capital required. Additionally, dividends are further limited to National’s earned surplus. During 2002, our title insurance subsidiary could pay dividends to its parent of $38,400.

      Financing. We entered into the following note payable agreements in connections with the following purchases:

•	On April 14, 1999 we purchased a home office building located in Orange, CA for $2.6 million. We borrowed $2.1 million, secured by a first trust deed. The terms of the note payable require monthly interest payments at prime rate and monthly principal payments of $4,000. The note matures on April 1, 2004.

•	In January 2000, we purchased 100% of the stock of Bancserv, Inc., a California corporation located in Yorba Linda, California. The purchase price was $1.3 million, $400,000 paid in cash and a $900,000 promissory note that bears interest at a rate of 7.5%, and is due in full on January 2005. The note requires monthly payments of $15,500 beginning February 14, 2000.

•	In February 2000, we purchased 100% of the stock of Pioneer Land Title Corporation. The purchase price was $1.8 million, $360,000 paid in cash and a $1.4 million promissory note that bears interest at 6.6% per annum from the purchase date through the fourth anniversary date.

      Financing Obligations. Our financing obligation includes notes payable in connection with the corporate office building purchase, Pioneer Land Title Corporation and Bancserv, Inc. acquisitions together with capital lease payments and operating lease commitments. As of December 31, 2001, our annual payments relating to these obligations are as follows:

							Portion
							relating
	2002	2003	2004	2005	2006	Thereafter	to interest	Total

	(Amounts in thousands)
Notes payable	$566	$578	$2,369	$15	$—	$—	$—	$3,528
Capital lease obligations
Affiliated	170	170	170	170	170	243	(269)	824
Non-affiliated	222	222	222	222	222	204	(262)	1,052
Operating lease payments	4,998	4,208	2,501	1,465	580	78	—	13,830

Total	$5,956	$5,178	$5,262	$1,872	$972	$525	(531)	$19,234

Critical Accounting Policies

      The accounting policies described below are those we consider critical in preparing our Consolidated Financial Statements. Certain of these policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of certain contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 2 of Notes to the Consolidated

Financial Statements for a more detailed description of our significant accounting policies that have been followed in preparing our Consolidated Financial Statements.

      Revenue Recognition. Revenue fluctuates primarily with changes in mortgage interest rates and economic conditions in our markets, primarily California. While the number of orders that are closed affects our revenue, personnel costs are the largest component of our expenses. Since personnel costs are relatively fixed over the short-term, in a rapidly declining market, reductions in the number of orders can adversely affect margins. Gross margins are also affected by the relative numbers of orders that relate to refinancing transactions as compared to those relating to real estate sale transactions.

      Historically, the greatest volume of residential resale activity has usually occurred in the spring and summer months. However, events during the past five years, including numerous actions taken by the Federal Reserve Board, have caused unusual fluctuations in real estate activity, particularly in the seasonal pattern of residential resale and refinance activity. We cannot predict whether the usual spring and summer increase in volume will continue to be affected by such factors.

      To the extent real estate prices or mortgage interest rates increase due to inflationary factors, our title service revenue generally increases because premiums are determined in part by the value of property or the amount of the mortgage loan. Our personnel costs and other operating expenses are also sensitive to inflation.

      Investments. Our investment portfolio is subject to risk of potential impairment with economic downturns or a downgrade by individual securities. We evaluate our portfolio periodically for other than temporary declines, which, if identified, are recorded as realized losses.

      Costs in Excess of Net Assets Acquired (“Goodwill”). Intangible assets include acquired licenses to operate within various counties and the cost in excess of net assets acquired in connection with the acquisitions. Intangibles were amortized on a straight-line basis over a composite life of 25 years throughout December 31, 2001. Prior to January 1, 2002, goodwill was tested for impairment under FAS 121. Effective January 1, 2002, goodwill will not be amortized, but will be subject to continual recoverability analysis. See recent Accounting Pronouncements for further information.

      Escrow Accounts. In conducting our operations, we routinely hold customers’ assets in trust, pending completion of real estate transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in our Consolidated Balance Sheets. We have a contingent liability relating to proper disposition of these balances for its customers which amounted to $283.8 million at December 31, 2001.

      Reserve for Claim Losses. Our reserve for claim losses includes known claims as well as losses we expect to incur, net of recoupments. Each known claim is reserved for on the basis of a review by us as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors, including industry averages, claim loss history, current legal environment, geographic considerations and type of policy written. The occurrence of a significant major claim in any given period could have a material adverse effect on our financial condition and results of operations for such period.

      Recent Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets. The statement applies to all business combinations initiated after June 30, 2001.

      SFAS No. 142 requires intangible assets to be initially recognized and measured based on fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill was amortized through December 31, 2001, after which time amortization will cease. In accordance with SFAS No. 142, we performed a transitional goodwill impairment test and

SFAS No. 142 is effective for periods beginning after December 15, 2001. Goodwill amortization expense for the twelve months ended December 31, 2001 was $551,000 and we believe there will not be a material impact on our financial statements as a result of this analysis.

      In October 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”) which address financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 44 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. SFAS No. 144 will not have a material impact on our financial statement or results of operations.

      The following events affected our financial statements over the past several years.

•	We received net proceeds of approximately $8.4 million in connection with our initial public offering on February 12, 1999. The underwriters exercised an option for over allotment to purchase an additional 165,000 shares at $5.45 per share on March 31, 1999, which resulted in net proceeds in the amount of $804,000.

•	In December 2000 and continuing through April 2001, we purchased 378,293 shares of our common stock at a cost of $1.4 million (an average price per share of $3.67), pursuant to the Stock Repurchase Program approved by the Board of Directors in September 1999, authorizing the repurchase of 550,000 shares of our common stock.

•	In June 2001, we purchased 894,000 shares of our common stock from FNF for $4.9 million or $5.45 per share, which is FNF’s cost. The fair market value of our common stock on the date of transaction was $4.99 per share. After this transaction FNF owned approximately 19.5% of our common stock.

•	During the third quarter, we entered into a settlement agreement relating to an acquisition that resulted in a goodwill reduction in the amount of $620,000, thereby reducing intangible assets on the balance sheet.

•	In December 2001, the Board approved the cancellation and retirement of 1,336,637 shares of our common stock previously held in treasury.

      The following chronology of transactions had varying impacts on our financial statements. These acquisitions transactions were accounted for under the purchase accounting method. The results of operations were included in earnings from the date of the acquisitions through December 31, 2001.

•	In January 1999, we agreed to purchase 100% of the assets of Pacific Printers, a printing company providing affiliated and non-affiliated reproduction of forms and printing material. The purchase price was $125,000, paid in cash.

•	In February 1999, one of our directors exercised options and we received proceeds in the amount of $220,000.

•	On April 14, 1999, we purchased a corporate office building located in Orange, California for $2.6 million. We borrowed $2.1 million, secured by a first trust deed. The terms of the note payable require monthly interest payments at prime rate and monthly principal payments of $4,000. The note matures on April 1, 2004. The costs associated with the relocation to the executive offices were minimal.

•	In May 1999, the Department of Insurance, State of New York, approved the acquisition of National Title Insurance of New York, Inc. by ATC from FNF. The $3.25 million transaction was paid in cash in June 1999.

•	In January 2000, we purchased 100% of the stock of Bancserv, Inc., a California corporation located in Yorba Linda, California. Bancserv, Inc. is a document company providing outsource services to the real estate and banking industry through a national network of qualified notaries public. The purchase price was $1.3 million, $400,000 paid in cash and a $900,000 promissory note that bears interest at a rate of 7.5%, and is due in full on January 2005. The note requires monthly payments of $15,500 beginning February 14, 2000.

•	In February 2000, we purchased 100% of the stock of Pioneer Land Title Corporation (“Pioneer”), a New York corporation. Pioneer provides title and escrow services in the state of New York. The purchase price was $1.8 million, $360,000 paid in cash and a $1.4 million promissory note that bears interest at 6.6% per annum from the purchase date through the fourth anniversary date.

•	In February 2000, we purchased 100% of the membership interests of Emerald Mortgagee Assistance Company (“EMAC”), a full service provider of release and assignment document preparation, document retrieval and special title assistance headquartered in Colorado with operations nationwide. The purchase price of $1.9 million was paid in cash of $1.7 million, subject to certain purchase price adjustments based on the combined equity of EMAC and American Research Services, its affiliate, and 64,344 shares of our common stock. In July 2001, based on a settlement of the original purchase price, the shares of common stock and cash returned to the company resulted in a goodwill reduction in the amount of $620,000 on the balance sheet.

Recent Developments

      In February 2002, we entered into an agreement with Clark County Title Service, Inc. in order to gain access to the Clark County title plant, at a purchase price of $1.2 million.

      Also in February 2002, we entered into a purchase agreement with Sommerset Group, LLC, a California limited liability company to purchase real property in the County of Orange, California. Based upon certain conditions the purchase price is $1.1 million, payable at the close of escrow, which is anticipated on or about April 15, 2002.

      On February 28, 2002, Pioneer National Title of Nevada, Inc., a subsidiary of ATC, was licensed to engage in the business of title insurance in the state of Nevada.

      On March 13, 2002, the Company’s Board of Directors declared a quarterly cash dividend of $.125 per share, payable on April 8, 2002 to stockholders of record as of March 25, 2002.

Item 7A.     Quantitative and Qualitative Disclosure about the Market Risk of Financial Instruments

      Our Consolidated Balance Sheets includes a substantial amount of assets and liabilities whose fair values are subject to market risks. The following sections address the significant market risks associated with our financial activities for the years ended 2001 and 2000.

Interest Rate Risk

      Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

Equity Price Risk

      The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices are subject to fluctuation, and consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

      Caution should be used in evaluating our overall market risk from the information below, since actual results could differ materially because the information was developed using estimates and assumptions as described below, and because our reserve for claim losses (representing 9.1% of total liabilities) is not included in the hypothetical effects.

      The hypothetical effects of changes in market rates or prices on the fair values of financial instruments would have been as follows as of December 31, 2001:

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

Item 8.     Financial Statements and Supplementary Data

INDEX TO FINANCIAL INFORMATION

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

American National Financial, Inc.:

      We have audited the accompanying Consolidated Balance Sheets of American National Financial, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related Consolidated Statements of Earnings, Comprehensive Earnings, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2001. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of American National Financial, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Los Angeles, California

February 21, 2002

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,400	$9,450
Short-term investments, at cost, which approximates fair market value	618	415
Accrued investment interest	383	145
Trade receivables, net of allowance for doubtful accounts of $2,011 in 2001 and $2,118 in 2000	3,803	3,925
Notes receivables — related party, net	1,812	2,141
Deferred tax asset	3,737	3,182
Prepaid expenses and other current assets	507	819

Total current assets	20,260	20,077
Investment securities available for sale, at fair market value	24,721	10,533
Property and equipment, net	7,614	7,502
Title plants	2,699	2,699
Deposits with the Insurance Commissioner	133	133
Intangibles, net of accumulated amortization of $2,022 in 2001 and $1,471 in 2000	11,226	12,397

Total assets	$66,653	$53,341

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$15,092	$5,998
Customer advances	4,802	3,087
Current portion of long-term debt	566	555
Current portion of obligations under capital leases with affiliates	102	113
Current portion of obligations under capital leases with non-affiliates	146	135
Reserve for claim losses	2,730	2,431
Income tax payable	—	1,348
Due to affiliate	2,712	2,294

Total current liabilities	26,150	15,961
Long-term debt	2,962	3,528
Obligations under capital leases with affiliates	722	823
Obligations under capital leases with non-affiliates	906	1,052

Total liabilities	30,740	21,364
Shareholders’ equity:
Preferred stock, no par value; authorized 5,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized, 50,000,000 shares; issued 7,095,769 in 2001 and 8,183,678 in 2000	—	—
Additional paid-in capital	20,905	22,744
Retained earnings	13,741	9,409
Accumulated other comprehensive income (loss)	1,267	(136)
Less treasury stock, 0 shares in 2001 and 15,257 shares in 2000, at cost	—	(40)

Total shareholders’ equity	35,913	31,977

Total liabilities and shareholders’ equity	$66,653	$53,341

See accompanying notes to consolidated financial statements.

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Revenues:
Net title service revenue — related party	$75,564	$43,641	$51,366
Escrow fees	32,176	21,969	25,190
Ancillary service fees	17,080	12,550	11,362
Investment income	2,268	1,047	930
Other revenue	8,890	3,461	452

Total revenues	135,978	82,668	89,300

Expenses:
Personnel costs	73,909	51,189	54,277
Other operating expenses includes $3,937, $3,801 and $3,789 with affiliate for the twelve-month period ended December 31, 2001, 2000 and 1999, respectively	34,362	22,742	19,226
Title plant rent and maintenance	7,946	5,322	6,264

Total expenses	116,217	79,253	79,767

Earnings before income taxes	19,761	3,415	9,533
Income taxes	8,497	1,400	3,908

Net earnings	$11,264	$2,015	$5,625

Basic earnings per share	$1.50	.25	$.74

Weighted average shares outstanding, basic basis	7,509	8,069	7,556

Diluted earnings per share	$1.37	.25	$.74

Weighted average shares outstanding, diluted basis	8,236	8,069	7,588

Cash dividends per share, actual	$.45	.40	$.40

Cash dividends per share after giving retroactive effect to 10% stock dividend	$.43	$.36	$.36

See accompanying notes to consolidated financial statements.

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Net earnings	$11,264	$2,015	$5,625
Other comprehensive earnings — (loss)
Unrealized gains (losses) on investments, net(1)	1,959	(29)	(189)
Reclassification adjustments for (gains) losses in net earnings(2)	(556)	82	0

Other comprehensive earnings (loss)	1,403	53	(189)

Comprehensive earnings	$12,667	$2,068	$5,436

(1)	Net of income taxes (benefit) of $1.3 million, ($20,000) and ($116,000) for 2001, 2000 and 1999, respectively.

(2)	Net of income taxes (benefit) of $420,000, ($57,000) and $0 for 2001, 2000 and 1999, respectively.

See accompanying notes to consolidated financial statements.

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
	Common Stock		Treasury Stock		Additional		Other	Total
					Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Earnings	Equity

	(In thousands, except share and per share data)
Balance, December 31, 1998	5,408,806	$—	—	$—	$12,324	$7,574	$—	$19,898
Other comprehensive earnings-unrealized loss on investment available for sale	—	—	—	—	—	—	(189)	(189)
Stock options exercised	366,194	—	—	—	220	—	—	220
Cash dividends declared ($0.36 per share)	—	—	—	—	—	(2,863)	—	(2,863)
Issuance of shares	2,123,545	—	—	—	9,340	—	—	9,340
Net earnings	—	—	—	—	—	5,625	—	5,625

Balance, December 31, 1999	7,898,545	—	—	—	21,884	10,336	(189)	$32,031

Other comprehensive earnings-unrealized gain on investment available for sale	—	—	—	—	—	—	53	53
Cash dividends declared ($0.36 per share)	—	—	—	—	—	(2,942)	—	(2,942)
Issuance of shares	285,391	—	—	—	860	—	—	860
Purchase of treasury shares	—	—	(15,257)	(40)	—	—	—	(40)
Net earnings	—	—	—	—	—	2,015	—	2,015

Balance, December 31, 2000	8,183,936	—	(15,257)	(40)	22,744	9,409	(136)	$31,977

Exercise of stock options, including associated tax benefit	165,363	—	—	—	631	—	—	631
Other comprehensive earnings-unrealized gain on investment available for sale	—	—	—	—	—	—	1,403	1,403
Acquisition price reduction	—	—	(64,344)	(200)	(30)	30	—	(200)
Cash dividends declared ($0.43 per share)	—	—	—	—	—	(3,193)	—	(3,193)
Issuance of shares	83,107	—	—	—	218	—	—	218
Stock repurchase	—	—	(894,000)	(4,875)	—	—	—	(4,875)
Purchase of treasury shares	—	—	(363,036)	(1,312)	—	—	—	(1,312)
Retirement of treasury shares	(1,336,637)	—	1,336,637	6,427	(6,427)	—	—	—
10% stock dividend	—	—	—	—	3,769	(3,769)	—	—
Net earnings	—	—	—	—	—	11,264	—	11,264

Balance, December 31, 2001	7,095,769	$—	—	$—	$20,905	$13,741	$1,267	$35,913

See accompanying notes to consolidated financial statements.

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net earnings	$11,264	$2,015	$5,625
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,776	2,514	2,415
(Gain) Loss on sale of investments	(976)	139	—
Loss on sale of property and equipment	363	—	18
Gain on sale of property and equipment	(4)	(190)	—
Changes in:
Accounts receivables, net	122	939	4,053
Interest receivable	(238)	100	(245)
Tax benefit associated with the exercise of stock options	140	—	—
Prepaid expenses and other assets	465	316	503
Income taxes receivable (payable) and deferred income taxes	(2,896)	1,376	(3,876)
Accounts payable and other accrued expenses	8,957	(616)	(1,016)
Reserve for claim loss	299	90	(1,970)
Due to (from) affiliates	418	652	(251)
Customer advances	1,715	1,308	(411)

Total cash provided by operating activities	22,405	8,643	4,845

Cash flow from investing activities:
Purchase of property and equipment	(2,849)	(1,549)	(6,011)
Additions to notes receivable	(228)	(1,078)	(1,401)
Collections on notes receivable	557	266	72
Proceeds from sale of investment securities	3,055	5,059	—
Purchase of investment securities	(13,871)	(1,656)	(9,690)
Proceeds from short term investments	—	1,079	—
Proceeds from sale of property and equipment	—	220	395
Purchase of short term investments	(203)	—	—
Purchase of title plant	—	—	(75)
Acquisition of subsidiaries, net of cash received	420	(2,542)	(2,550)

Total cash used in investing activities	(13,119)	(201)	(19,260)

Cash flows from financing activities:
Borrowings	—	—	1,601
Repayment of long-term debt	(555)	(570)	—
Proceeds from stock options exercised	491	—	220
Proceeds from issuance of common stock	218	660	9,340
Payments of capital lease obligations	(247)	(205)	(867)
Dividends paid	(3,056)	(2,198)	(2,863)
Repurchase of treasury stock	(6,187)	(40)	—

Total cash provided by (used in) financing activities	(9,336)	(2,353)	7,431

Increase (decrease) in cash and cash equivalents	(50)	6,089	(6,984)
Cash and cash equivalents at the beginning of year	9,450	3,361	10,345

Cash and cash equivalents at end of year	$9,400	$9,450	$3,361

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$422	$475	$174
Income taxes	5,059	1,741	7,441
Non-cash investing activities:
Dividend declared and unpaid	881	744	—
Purchase of subsidiaries:
Assets acquired at fair value	$—	$1,156	$6,224
Cost in excess of net assets acquired	(620)	4,905	1,505
Cash paid for acquisitions	420	(2,565)	(3,250)

Liabilities assumed and debt issued	$(200)	$3,496	$4,479

See accompanying notes to consolidated financial statements.

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

      American National Financial, Inc., formerly ATC Holdings, Inc., was incorporated in the State of California in November 1996 as a holding company for certain investments in title and real estate related service companies. In March 1997, 3,329,040 of shares were issued to founding shareholders. Prior to 1997, American National Financial, Inc. and subsidiaries (collectively, “the Company”) had substantially no operations. In April 1997, we received $6.0 million in proceeds from the issuance of short-term notes payable, of which $870,000 was due to certain members of management and the remainder to a financial institution, in connection with an agreement with Fidelity National Financial, Inc. (“FNF”) to acquire a 60% interest in American Title Company (“ATC”). Upon consummation of the sale in July 1997, we paid FNF $6.0 million for 60% of ATC. In August 1997, we refinanced all debt issued in April 1997. In November 1998, we acquired the remaining 40% interest in ATC in connection with the reorganization.

      In February 1999, we completed an Initial Public Offering of 1,925,000 shares at $5.45 per share, resulting in FNF then owning 31.5% of the outstanding shares and management owning 37%. In connection with the offering, the underwriters exercised an option for over allotment to purchase an additional 165,000 shares at $5.45 per share on March 31, 1999. See Note 9.

      Our principal operations are those of ATC. ATC is an underwritten title company (“UTC”) in the state of California and is engaged in the business of providing title insurance and other related product services in connection with real estate transactions. We operate throughout California, and Maricopa, Pinal and Pima counties located in Arizona. ATC functions as an agent of Chicago Title Insurance Company (“CTIC”), affiliate and wholly-owned subsidiary of FNF, owner of 19.5% of the Company common stock at December 31, 2001. Title insurance policies are underwritten by CTIC for an underwriting fee. The underwriting agreement generally provides that ATC is liable under any single policy for only the first $5,000 of losses. As a result of the July 1997 transaction, FNFI agreed to make no claim on ATC for claims arising from policies written prior to January 1, 1997.

      In May 1999, the Department of Insurance, State of New York, approved the acquisition of National Title Insurance of New York, Inc. (“National”), a New York domiciled underwriter, by American Title Company, a subsidiary of American National Financial Inc., from FNF. National is licensed to issue title insurance policies in 34 states, the District of Columbia and the U.S. Virgin Islands. The $3.25 million dollar purchase price was paid in cash and the transaction was completed in June 1999.

      National did not underwrite any significant title insurance policies through direct operations or agency relationships during 2001, 2000 and 1999. National will allow us to generate additional revenue by writing title insurance policies in those geographic areas which are not covered by ATC’s agency arrangements with CTIC. See Note 12.

      Our other subsidiaries include American Title Insurance Agency of Arizona, Inc., American Title Agency of Pima County, Inc., Landmark REO Management Services, Inc.; American Document Services, Inc.; West Point Appraisal, Inc.; West Point Properties, Inc.; West Point Support Services, Inc., Pacific Printers, Pioneer Land Title Corporation, Bancserv, Inc., National Title Insurance of New York, Inc. and American National Exchange Services, Inc. These subsidiaries are wholly-owned by the Company.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company profits, transactions and balances have been eliminated.

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

      For purposes of reporting cash flows, highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Condensed Consolidated Balance Sheets for these instruments approximate their fair value.

Trade Receivables

      The carrying amounts for trade receivables approximate their fair value. Trade receivables are reported net of allowance for doubtful accounts which represents management’s estimates of those balances that are not collectible as of the balance sheet date.

Property and Equipment

      Property and equipment are recorded at cost, less depreciation and amortization. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets that range from three to thirty years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets.

Title Plants

      Title plants are historical title information organized and maintained for use in performing title searches. The December 31, 2001 and 2000 title plant balances are comprised of the Company’s capital leases. See Note 11. Costs incurred to maintain, update and operate title plants are expensed as incurred. Sales of title plants are reported at the amount received net of the adjusted costs of the title plant sold. Sales of title plant copies are reported at the amount received. No cost is allocated to the sale of copies of a title plant unless the carrying value of the plant is diminished or impaired. Title plants are not amortized as they are considered to have an indefinite life, if maintained.

Investments

      The fixed maturity securities are purchased to support our investment strategies, which are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Fixed maturity securities which may be sold prior to maturity to support the Company’s investment strategies are carried at fair value and are classified as available for sale. Fair values for fixed maturity securities are principally a function of current interest rates and are based on quoted market prices.

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

      Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis. Unrealized gains or losses on fixed maturity and equity securities which are classified as available for sale, net of applicable deferred income taxes (benefits), are excluded from income and credited or charged directly to a separate component of shareholders’ equity. If any unrealized losses on fixed maturity or equity securities are deemed other than temporary, such unrealized losses are recognized as realized losses.

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

      Intangible assets include acquired licenses to operate within various counties and the cost in excess of net assets acquired in connection with the acquisitions. Intangibles are amortized on a straight-line basis over a composite life of 25 years at December 31, 2001. Impairment of intangible assets is assessed based on an analysis of the undiscounted cash flows generated by the underlying assets. No impairment of intangible assets has been recognized.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets. The statement applies to all business combinations initiated after June 30, 2001.

      SFAS No. 142 requires intangible assets to be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill was amortized through December 31, 2001, after which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company has evaluated the impact of the new accounting standards on existing goodwill and other intangible assets and does not anticipate any material impact on the financial statements other than the discontinuance of goodwill amortization, which was $551,000 in 2001.

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

Title and Claim Losses

      Expenses are recognized when incurred. A provision for claim losses on title policies is provided at the time of closing of the related real estate transaction to cover anticipated losses up to $5,000 per policy under the underwriting fee with CTIC. Our reserve for ATC claim losses in the amount of $1.2 million and $683,000 on these policies is included in accounts payable and other accrued expenses as of December 31, 2001 and 2000.

Reserve for Claim Losses

      Our reserve for National claim losses includes known claims as well as losses we expects to incur, net of recoupments. Each known claim is reserved for on the basis of a review as to the estimated amount of the claim and the costs required to settle the claim. Reserves for claims which are incurred but not reported are provided for at the time premium revenue is recognized based on historical loss experience and other factors,

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including industry averages, claim loss history, current legal environment, geographic considerations and type of policy written. The occurrence of a significant major claim in any given period could have a material adverse effect on our financial condition and results of operations for such period. See Note 8.

Reinsurance

      In the ordinary course of business, we reinsure certain risks with other insurers for the purpose of limiting its maximum loss exposure and also assumes reinsurance for certain risks of other insurers for the purpose of earning additional revenue. We may cede or assume a portion of certain policy liabilities under agent fidelity, excess of loss and case-by-case reinsurance agreements. Reinsurance agreements provide that in the event of a loss (including costs, attorneys’ fees and expenses) exceeding the retained amounts, the reinsurer is liable for the excess amount assumed. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. Reinsurance activity is not considered significant.

Income Taxes

      Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and recorded in the period enacted.

Segment Reporting

      We provide a broad range of real estate services. While our chief decision-makers monitor the revenue streams by different real estate services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of our operations are considered by management to be aggregated in one reportable operating segment.

Earnings per Share

      Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Dilutive earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding plus the assumed conversions of potential dilutive securities. We have granted certain options which have been treated as common share equivalents for purposes of calculating diluted earnings per share.

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      All data, with respect to earnings per share, dividends per share and share information, including price per share, where applicable, in the Consolidated Financial Statements, has been retroactively adjusted to reflect the 10% stock dividend.

	December 31,

	2001	2000	1999

	(In thousands, except per share
	data)
Net earnings	$11,264	$2,015	$5,625

Weighted average basic shares	7,509	8,069	7,556

Basic earnings per share	$1.50	$.25	$.74

Weighted average basic shares	7,509	8,069	7,556
Effect of dilutive options	727	—	32

Weighted average dilutive shares	8,236	8,069	7,588

Diluted earnings per share	$1.37	$.25	$.74

      Options to purchase 350,000 shares, 392,748 shares and 370,265 shares of the Company’s common stock were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Certain Reclassifications

      Certain reclassifications have been made in the 2000 and 1999 Consolidated Financial Statements to conform to the classifications used in 2001.

3.     Acquisitions

      In May 1999, the Department of Insurance, State of New York, approved the acquisition of National Title Insurance of New York, Inc., a New York domiciled underwriter by ATC a subsidiary of American National Financial Inc., from Fidelity National Financial, Inc. National Title Insurance of New York, Inc. is licensed to issue title insurance policies in 34 states, the District of Columbia and the U.S. Virgin Islands. The $3.25 million dollar purchase price was paid in cash and the transaction was completed in June 1999. While the results of operations for National continue to increase due to agency operations the amounts are insignificant for 2001, 2000 and 1999.

      In January 2000, we completed the acquisition of Bancserv, Inc. a California corporation located in the county of Orange, California. Bancserv, Inc. a document company, provides outsource services to the real estate and banking industry through a network of qualified notaries public. The purchase price was $1.3 million, payable $400,000 in cash and a $900,000 promissory note subject to certain purchase price adjustments based on the audited closing date balance sheet. The effects of the audit resulted in a purchase

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price adjustment of $118,000. This transaction was accounted for as a purchase. The balance of the promissory note at December 31, 2001 was $497,600.

      In February 2000, we purchased 100% of the stock of Pioneer, a New York corporation providing title and escrow services in the state of New York. The purchase price was $1.8 million, payable $360,000 in cash

40

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and a $1.4 million promissory note with interest at 6.6% per annum, to be paid in equal annual installments over a five-year period. The balance of the promissory note at December 31, 2001 and 2000 was $1.1 million and $1.4 million. This transaction was accounted for as a purchase.

      In February 2000, we purchased 100% of the membership interests of EMAC, a full service provider of release and assignment document preparation, document retrieval and special title assistance located in Colorado. The purchase price was $1.9 million, $1.7 million was paid in cash, subject to certain purchase price adjustments based on the combined equity of EMAC and American Research Services, its affiliate, and 64,350 shares of the our common stock. This transaction was accounted for as a purchase. In July 2001, based on a settlement of the original purchase price, the shares of common stock and cash returned to the company resulted in a goodwill reduction in the amount of $620,000 on the balance sheet.

      In September 2000, we purchased 100% of the assets of CTIC’s Pima County, Arizona operations, American Title Agency of Pima County, Inc. The purchase price was $105,000 and paid in cash. This transaction was accounted for as a purchase. The assets acquired represents the fair market value of a title plant located in Tucson.

      The assets acquired, including cost in excess of net assets acquired, and liabilities assumed, in the acquisitions of National Title Insurance of New York, Inc., Bancserv Inc., Pioneer Land Title Corporation, Emerald Mortgagee Assistance Company, LLC, and the CTIC Pima County operation are summarized in the following table:

	National	Bancserv	Pioneer	Emerald	Pima	Total

	(Amounts in thousands)
Tangible assets acquired at fair value	$6,224	$172	$165	$392	$427	$7,380
Cost in excess of net assets acquired	1,505	1,100	1,725	2,080	—	6,410
Liabilities assumed at fair value	(4,479)	(90)	(90)	(570)	(322)	(5,551)
Goodwill price reduction	—	—	—	(620)	—	(620)

Total purchase price	$3,250	$1,182	$1,800	$1,282	$105	$7,619

4.     Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2001	2000

	(Amounts in
	thousands)
Furniture, fixtures and equipment	$8,451	$6,720
Leasehold improvements	1,866	1,722
Office building	3,275	3,275

	13,592	11,717
Accumulated depreciation and amortization	(5,978)	(4,215)

	$7,614	$7,502

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Investment Securities Available for Sale

      It is our practice to purchase investment grade fixed maturity securities. The securities in our portfolio are subject to economic conditions and normal market risks and uncertainties.

      The carrying amount and fair values of the Company’s fixed maturity at December 31, 2001 and 2000 are as follows:

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Amounts in thousands)
Fixed maturity investments (available for sale):
U.S. government and agencies	$7,138	$47	$(1)	$7,184
States and political subdivisions	1,736	57	—	1,793
Corporate securities	13,057	140	(209)	12,988

	$21,931	$244	$(210)	$21,965

	December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Amounts in thousands)
U.S. government and agencies	$1,478	$23	$—	$1,501
States and political subdivisions	7,627	27	(693)	6,961

	$9,105	$50	$(693)	$8,462

      The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 2001, 2000 and 1999 was $677,000, ($271,000) and $0, respectively.

      The following tables sets forth certain information regarding our investment securities at December 31, 2001. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities with an amortized cost of $1.5 million and $1.7 million and a fair value of $1.3 million and $1.2 million were callable at December 31, 2001 and 2000, respectively:

	December 31, 2001

	Amortized	Fair
	Cost	Value

	(Amounts in thousands)
Maturity
One year or less	$2,304	$2,350
After one year through five years	13,539	13,706
After five years through ten years	6,088	5,909

	$21,931	$21,965

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Equity securities at December 31, 2001 and 2000 consist of investments as follows:

	December 31,

	2001		2000

		Fair		Fair
	Cost	Value	Cost	Value

	(Amounts in thousands)
Industrial, miscellaneous and all other	$656	$2,756	$1,657	$2,071

      The carrying value of the Company’s investment in equity securities is fair value. As of December 31, 2001, gross unrealized gains and gross unrealized losses on equity securities were $2.1 million and $0 million, respectively. Gross unrealized gains and gross unrealized losses on equity securities were $414,000 million and $0 million, respectively, as of December 31, 2000.

      The change in unrealized gains (losses) on equity securities for the years ended December 31, 2001, 2000 and 1999 was $1.7 million, $414,000 and $0 million, respectively.

      Interest and investment income, including realized gains (losses), consist of the following:

	December 31,

	2001	2000	1999

	(Amounts in thousands)
Cash and cash equivalents	$319	$222	$291
Fixed maturity securities	1,735	645	427
Short term investments	85	72	193
Notes receivable	129	108	19

	$2,268	$1,047	$930

      Net realized gains (losses) included in interest and investment income amounted to $1.0 million, ($139,000) and $0 for the years ended December 31, 2001, 2000 and 1999, respectively. All amounts are before applicable income taxes.

      During the years ended December 31, 2001, 2000 and 1999, gross realized gains on sales of fixed maturity securities considered available for sale were $0, $0 and $0, respectively; and gross realized losses were $24,000, $139,000 and $0, respectively. Gross proceeds from the sale of fixed maturity securities considered available for sale amounted to $1.1 million, $5.1 million and $0 million during the years ended December 31, 2001, 2000 and 1999, respectively.

      During the years ended December 31, 2001, 2000 and 1999, gross realized gains on sales of equity securities considered available for sale were $1.0 million, $0 and $0, respectively; and gross realized losses were $0, $0 and $0, respectively. Gross proceeds form the sale of equity securities amounted to $2.0 million, $0 and $0 during the years ended December 31, 2001, 2000 and 1999, respectively.

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Income Taxes

      Income taxes (benefit) for years ended December 31, 2001, 2000 and 1999 consists of the following (amounts in thousands):

	2001

	Current	Deferred	Total

Federal	$7,932	$(1,219)	$6,713
State and local	2,108	(324)	1,784

	$10,040	$(1,543)	$8,497

	2000

	Current	Deferred	Total

Federal	$2,022	$(895)	$1,127
State and local	478	(205)	273

	$2,500	$(1,100)	$1,400

	1999

	Current	Deferred	Total

Federal	$4,024	$(783)	$3,241
State and local	854	(187)	667

	$4,878	$(970)	$3,908

      The effective tax rate for the period reported differs from the Federal statutory income tax rate as follows:

	2001	2000	1999

Statutory Federal income tax rate	35.0%	34.0%	34.0%
Non-deductible expenses	1.1	6.9	1.9
Amortization of cost in excess of net assets acquired	0.9	4.8	1.1
State taxes, net of Federal deduction	5.5	5.7	4.3
Change in valuation allowance	(0.3)	(9.2)	—
Other	0.8	(1.2)	(0.3)

	43.0%	41.0%	41.0%

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The deferred tax assets and liabilities at December 31, 2001 consist of the following:

	Deferred Tax	Deferred Tax
	Assets	Liabilities

	(Amounts in thousands)
Excess state income tax	$553	$—
Provision for claim losses in excess of statutory amounts	267	—
Excess book over tax provision for bad debts	859	—
Employee benefit and vacation accruals	893	—
Accrued liabilities	1,780	—
Other	78	—
Excess tax depreciation over book	542	—
Net operating loss available for carryover	1,017	—
Investment securities	—	(868)
Statutory unearned premium reserve	—	(844)

	5,989	(1,712)
Less: valuation allowance	(540)	—

Total deferred taxes	$5,449	$(1,712)

      The deferred tax assets and liabilities at December 31, 2000 consist of the following:

	Deferred Tax	Deferred Tax
	Assets	Liabilities

	(Amounts in thousands)
Excess state income tax	$124	$—
Provision for claim losses in excess of statutory amounts	263	—
Excess book over tax provision for bad debts	851	—
Employee benefit and vacation accruals	558	—
Accrued liabilities	1,098	—
Other	171	—
Excess tax depreciation over book	402	—
Net operating loss available for carryover	996	—
Investment securities	121	—
Statutory unearned premium reserve	—	(873)

	4,584	(873)
Less: valuation allowance	(529)	—

Total deferred taxes	$4,055	$(873)

      Based upon our current and historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of its existing net deferred tax assets. Management believes the existing net deductible temporary differences, after considering the valuation allowance, will reverse during periods in which we generate net taxable income. However, there can be no assurance that we will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits. The valuation allowance of $540,000 in 2001 and $529,000 in 2000 relates to National, whose net operating losses are restricted as to their availability and Santa Barbara Title (“SBT”).

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Long Term Debt

      In April 1999, we completed the purchase of a home office building located in Orange, California for $2.6 million. We financed $2.1 million, secured by a first trust deed are required to make monthly interest payments at prime (4.75%) and principal payments of $4,000. As of December 31, 2001 and 2000, the principal balance was $1.9 million and $2.0 million, respectively. The note matures on April 1, 2004.

      Long term debt consists of the following:

	December 31,

	2001	2000

	(Amounts in
	thousands)
Bank promissory note secured by real estate, with monthly principal payments of $4,000 and interest due at prime, due April 2004	$1,938	$1,991
Promissory note, unsecured, with principal and interest due annually at 6.56%, due February 2004	1,080	1,440
Promissory note, unsecured, with principal and interest due monthly at 7.5%, due January 2005	510	652

	3,528	4,083
Less current portion of long term debt	(566)	(555)

Ending balance	$2,962	$3,528

      Principal maturities are as follows (amounts in thousands):

	December 31,

	2001	2000

	(Amounts in
	thousands)
2002	$566	$555
2003	578	566
2004	2,369	578
2005	15	2,369
2006	—	15

	$3,528	$4,083

8.     Summary of Reserve for Claim Losses

      A summary of the reserve for claim losses follows:

	December 31,

	2001	2000

	(Amounts in
	thousands)
Beginning balance	$2,431	$2,341
Provision for claim losses	454	164
Claims paid, net of recoupments	(155)	(74)

Ending balance	$2,730	$2,431

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Shareholders’ Equity

Capital restrictions

      Underwritten title companies are subject to certain regulations by insurance regulatory or banking authorities, primarily relating to minimum net worth and working capital. Minimum net worth of $400,000 and minimum working capital of $10,000 is required for ATC. The net worth of ATC was $33.4 million, $23.0 million and $20.5 million at December 31, 2001, 2000 and 1999, respectively. The working capital of ATC was $15.6 million, $7.0 million and $3.7 million on December 31, 2001, 2000 and 1999, respectively.

      National is subject to regulations that restrict its ability to pay dividends or make other distributions of cash or property to its parent company without prior approval from the Department of Insurance of the State of New York. The maximum amount of dividends which can be paid by National to shareholders without prior approval of the Insurance Commissioner is subject to restrictions. No dividends, including all dividends paid in the preceding twelve months, which exceed 10% of the outstanding capital shares can be paid without prior approval unless after deducting dividends the Company has surplus to policyholders at least equal to the greater of 50% of its reinsurance reserves or 50% of the minimum capital required. Additionally, dividends are further limited to the Company’s earned surplus. Based on this formula, National could pay dividends to its parent of $38,400 as of January 1, 2002.

      The statutory capital and surplus of National was $3.7 million, $3.3 million and $2.5 million as of December 31, 2001, 2000 and 1999. The statutory earnings of National was $617,000, $684,000 and $426,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Stock Activity

      In February 1999, we completed an Initial Public Offering of 1,925,000 shares at $5.45 per share, resulting in Fidelity National Financial, Inc. then owning 31.5% of the outstanding shares and 37.0% owned by management. We received net proceeds of approximately $8.4 million. In connection with the offering, the underwriters exercised an option for over allotment to purchase an additional 165,000 shares at $5.45 per share on March 31, 1999.

      Beginning in September 1999, we issued shares to employees for cash under the Employee Stock Purchase Plan (“ESPP”). Shares issued for the years ended December 31, 2001, 2000 and 1999 were 83,107 shares, 221,041 shares and 33,545 shares, respectively. In 2001, we also purchased 265,615 shares for the ESPP plan. See Note 10.

      Beginning in December 2000, and continuing through April 2001, we purchased 378,293 shares at a cost of $1.4 million (an average price per share of $3.67), pursuant to the Stock Repurchase Program approved by the Board of Directors in September 1999, authorizing the repurchase of 550,000 shares of our common stock.

      In June 2001, we purchased 894,000 shares of our common stock from Fidelity National Financial, Inc. for $4.9 million or $5.45 per share, which is FNF’s cost. The fair market value of our common stock on date of transaction was $4.99 per share. After this transaction FNF owned approximately 19.5% of our common stock.

      In December 2001, the Board approved the cancellation and retirement of 1,336,637 shares of our common stock previously held in treasury.

10.     Employee Benefit Plans

Employee Stock Purchase Plan

      In September 1999, shareholders approved the adoption of an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the plan encourages a sense of proprietorship on the part of the employees of American National Financial, Inc. and our subsidiary corporations by assisting them in making

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

regular purchases of shares of our common stock. Our employees may contribute an amount between 5% and 15% of their base salary and certain commissions. We contribute varying amounts as specified in the ESPP. During the years ended December 31, 2001, 2000 and 1999, 235,581 shares, 221,041 shares and 33,545 shares were allocated to the employees based on their contributions, at an average price of $7.42, $2.82 and $3.79 per share, respectively. We contributed $200,700 and $37,200 or the equivalent of 44,574 shares and 14,875 shares for the years ended December 31, 2001 and 2000 and zero shares in 1999, and in accordance with the employee’s matching contribution. A total of 490,167 shares have been issued by the ESPP since the adoption of the plan.

401(k) Plan

      We offer the American National Financial, Inc. 401(k) Profit Sharing Plan, a qualified voluntary contributory savings plan, available to substantially all employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. We may elect to make matching contributions. We have not made any matching contributions.

Employee and Non-Employee Director Stock Purchase Loan Program

      In September 1999, the Company’s Board of Directors approved the adoption of the American National Financial, Inc. Employee Stock Purchase Loan Plan (“Employee Plan”) and the Non-Employee Director Stock Purchase Loan Program (“Director Program”). The purpose of the Employee Plan and Directors Program is to provide key employees and directors with further incentive to maximize shareholder value. We authorized an aggregate of $2.0 million in loans. The Employee Plan and the Director Program funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and will have a five-year term. Interest will accrue on the loans at a rate of six and one quarter percent (6 1/4%) per annum due at maturity. At December 31, 2001 and 2000, interest was paid to the Company in the amount of $10,000 and $105,000. Loans may be prepaid any time without penalty. Loans were made in the amount of $1.7 million to purchase 516,347 shares of our common stock at an average purchase price of $3.61 per share. The fair values of the note receivable are established using current market rates. The fair value calculated at December 31, 2001 and 2000 was $1.7 million and $1.5 million, respectively.

Stock Option Plan

      In June 1999, shareholders approved the adoption of the Stock Option Plan (“1999 Option Plan”). Under the terms of the 1999 Option Plan, the Company may grant stock options to certain executives, key employees and branch managers of the Company and its subsidiaries. The purpose of the 1999 Plan is to attract, retain and reward key employees and to provide incentives to those persons to improve operations and increase profits. Individuals to whom options are granted may reduce the exercise price of such options by electing to defer a portion of their annual bonuses which would otherwise be payable in cash. The maximum number of shares for which options may be granted to any one person during any one calendar year under the 1999 Plan is two hundred twenty thousand (220,000) shares. The number of shares reserved for issuance under the 1999 Plan and subsequent amendments is 1,952,500 shares of common stock. The per share option price is determined at the grant date. The option price may be less than the fair market value of the common stock at the date of grant to reflect the application of the optionee’s deferred bonus, if applicable. Options granted under the 1999 Option Plan shall be fully vested after three years and be exercisable in such installments and for such periods as may be fixed at the time of grant, however, in no event should any stock options extend for a period in excess of 10 years from the date of grant.

      In August 1998, the shareholders approved the adoption of the 1998 Incentive Stock Plan (“1998 Incentive Plan”). Under the terms of the 1998 Incentive Plan, the Company may grant incentive or

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

nonqualified stock options to certain key employees and non-employee directors or officers. The number of shares issuable under the 1998 Incentive Plan is 715,000 shares at not less than 100% and 85% of fair market value on the date of the grant for incentive options and non-qualified options, plus an additional 220,000 shares of common stock on the date of each annual meeting of shareholders. Officers and other key employees of the Company or of an affiliated company are eligible to receive incentive stock options. Officers and our other key employees or of an affiliated company, members of the Board and other service providers are eligible to receive nonqualified stock options. The term and provision for the termination of each option shall be fixed by the Board of Directors, but no option may be exercisable more than 10 years after the date it is granted. An incentive option granted to a person who is a 10% shareholder on the date of the grant shall not be exercisable more than 5 years after the date it is granted. Each option shall vest and become exercisable in one or more installments at such time or times and subject to such conditions, including within limitation the achievement of specified performance goals or objectives, as shall be determined by the Board of Directors. As of December 31, 1998, no options had been granted under the 1998 Incentive Plan. In connection with the February 1999 Initial Public Offering, 374,044 options were granted under the 1998 Incentive Plan at an exercise price of $5.45 per share.

      A summary of the Company’s stock option activity for all stock option plans are as follows:

		Weighted Average
	Shares	Exercise Price	Exercisable

Balance, December 31, 1998	366,194	$0.60
Granted	415,657	5.45
Exercised	(366,194)	0.60
Cancelled	(45,392)	5.45

Balance, December 31, 1999	370,265	$5.45	125,098
Granted	1,751,552	2.32
Cancelled	(120,517)	4.17

Balance, December 31, 2000	2,001,300	$2.79	717,486
Granted	1,049,160	4.59
Exercised	(165,363)	2.23
Cancelled	(165,506)	3.07

Balance, December 31, 2001	2,719,591	$3.50	1,318,898

      The weighted average remaining contractual life of the options outstanding at December 31, 2001 is 5 years.

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table sets forth options outstanding and exercisable by price range as of December 31, 2001:

	December 31, 2001

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	as of 12/21/01	Contractual Life	Price	as of 12/31/01	Price

$1.32 - 1.32	297,583	8.20	$1.32	297,583	$1.32
1.59 - 1.59	279,607	9.06	1.59	279,607	1.59
1.59 - 1.59	7,921	9.06	1.59	7,921	1.59
2.44 - 2.44	726,000	8.76	2.44	260,369	2.44
2.73 - 2.73	364,100	8.20	2.73	176,371	2.73
3.35 - 3.41	50,166	8.51	3.37	9,835	3.38
4.85 - 4.85	357,000	9.45	4.85	0	0.00
5.46 - 5.46	287,214	7.18	5.46	287,212	5.46
6.95 - 6.95	330,000	9.74	6.95	0	0.00
7.15 - 7.15	20,000	9.89	7.15	0	0.00

$1.32 - 7.15	2,719,591	8.70	$3.50	1,318,898	$2.70

      We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”) and related Interpretations in accounting for its 1998 and 1999 Stock Option Plan. As discussed below, in management’s opinion, the alternative fair value accounting provided for under Statement of Accounting Standards No. 123, “Accounting for Stock Based Compensation (“Statement 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under Opinion 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

      Pro forma information regarding net earnings per share is required by Statement 123, and has been determined as if we had accounted for its employee stock options under the minimum fair value method of that Statement. The minimum fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions. The risk free interest rate used for options granted during 2001, 2000 and 1999 was 4.33%, 6.28% and 5.19%. The expected dividend yield used for 2001, 2000 and 1999 was 6.58%, 10% and 10%. The weighted average expected life of 5 years was used for 2001, 7 years was used for 2000 and 1999. The volatility factor for 2001, 2000 and 1999 was 84%, 48% and 80%, respectively.

      For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. Our pro forma information for the years ended December 31, 2001, 2000 and 1999 follows (amounts in thousands, except per share data):

	2001	2000	1999

Pro forma basic and diluted net earnings	$10,923	$1,721	$5,557
Pro forma basic earnings per share	$1.45	$0.21	$0.74
Pro forma diluted earnings per share	$1.33	$0.21	$0.73

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Commitments and Contingencies

Litigation

      From time to time, we are subject to legal proceedings associated with claims made under policies of insurance they have issued or other services performed on behalf of insured policyholders and other customers. Management believes that no such actions depart from customary litigation incidental to the business of the Company and that resolution of all such litigation will not have a material adverse effect on the Company.

Trust Deposits

      In conducting its operations, we routinely hold customers’ assets in trust, pending completion of real estate transactions. Such amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets. We have a contingent liability relating to proper disposition of these balances for its customers, which amounted to $283.8 million and $91.6 million at December 31, 2001 and 2000, respectively.

Compliance Reporting

      The State Banking Department, State of Arizona (“State Banking Department”) delivered their report of Examination of American Title Insurance of Arizona, Inc. (formerly known as Nations Title Insurance of Arizona, Inc.) as of and for the three-year period ending October 31, 1998, on March 4, 1999. The report as forwarded to the Company by State Banking Department indicated that we may not have been in compliance with certain State Banking Department Regulations. On September 15, 2000, we received notice from the State Banking Department stating the matters detailed in the Report of Examination were complete and required no further response.

Deposits with Insurance Commissioner

      ATC is required to maintain certain amounts on deposit with the California Insurance Commissioner in order to operate in certain counties. The amount required by the Department of Insurance, State of California and the Department of Insurance, State of New York, is $112,500 and $20,000 at December 31, 2001 and 2000, respectively. Additionally, National is required to maintain certain amounts on deposit for compliance requirements. The amount at December 31, 2001 and 2000 is $1.7 million and $1.3 million, respectively.

Operating Leases

      ATC leases certain of its premises and equipment under operating leases that expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years during 2001.

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Future minimum operating lease payments are as follows:

December 31,
2001

(Amounts in
thousands)
2002	$4,998
2003	4,208
2004	2,501
2005	1,465
2006	580
Thereafter	78

Total future minimum operating lease payments	$13,830

      Rent expense incurred under operating leases during the years ended December 31, 2001, 2000 and 1999 was $4.8 million, $4.6 million and $4.4 million, respectively, including $0, $216,000 and $416,000 paid to an affiliate.

Capital Leases

      In 1997, ATC entered into a capital lease agreement with FNTIC, which expires in June 2007, for three title plants. The gross amount of title plant recorded under affiliated capital lease is $815,000 at December 31, 2001 and 2000, respectively.

      In a separate, non-affiliated transaction, ATC entered into a capital lease agreement during 1998 to purchase a copy of a title plant. The gross amount of the title plant, recorded under the capital lease, is $1.4 million at December 31, 2001 and 2000. The capital lease agreement expires in August 2007.

      Future minimum capital lease payments are as follows:

	To-Non	To
	Affiliate	Affiliate	Total

	(Amounts in thousands)
2002	222	170	392
2003	222	170	392
2004	222	170	392
2005	222	170	392
2006	222	170	392
Thereafter	204	243	447

Total future minimum capital lease payments	1,314	1,093	2,407
Portion relating to interest	(262)	(269)	(531)

Present value of minimum capital lease payments	$1,052	$824	$1,876

12.     Related Party Transactions

      We pay fees to affiliated underwriter for underwriting services and administrative services under the exclusive agency agreement with CTIC. Underwriting services are provided for five years commencing July 1997, and subject to a mutually agreed five year extension to the original term expiring in 2007, for a fee of 11% of gross title insurance premiums. Administration fees payable to FNF is 1% of gross title insurance premiums and is cancelable with 90 days notice.

AMERICAN NATIONAL FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      ATC leases a title plant from a subsidiary of FNF. See Note 11. Additionally, the Company reimburses subsidiaries of FNF for expenses incurred on its behalf. Such reimbursements aggregated $3.7 million, $3.8 million and $3.8 million for years ended December 31, 2001, 2000 and 1999, respectively.

      In June 1999, we acquired National from a subsidiary of FNF for $3.3 million. Pursuant to the terms of the stock purchase agreement, effective with the purchase date, National pays FNF specific fees for certain administrative functions performs on behalf of the Company. The fees related to National at December 31, 2001, 2000 and 1999 was $206,500, $108,000 and $64,000, respectively.

      We provide underwriting risk in National under this agreement with FNF only for those geographic areas which are not covered by ATC’s agency arrangements.

      In June 2001, we purchased 894,000 shares of our common stock from Fidelity National Financial, Inc. for $4.9 million or $5.45 per share, which is FNF’s cost. The fair market value of our common stock on date of transaction was $4.99 per share. After this transaction FNF owned approximately 19.5% of our common stock.

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

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

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

      (a) The following exhibits are filed herewith or are incorporated by reference.

Exhibit
Number	Description

2.1	Stock Purchase Agreement dated January 1, 1997 by and among the Registrant, Fidelity National Financial, Inc. and American Title Company, together with amendment, incorporated by reference from Form S-1, Registration No. 333-62353
2.2	Stock Purchase Agreement dated December 31, 1996 by and among American Title Company, Fidelity National Asset Recovery Services, Inc. and Fidelity National Financial, Inc., incorporated by reference from Form S-1, Registration No. 333-62353
2.3	Stock Purchase Agreement dated December 31, 1996 by and among American Title Company, Nations Title Insurance of Arizona, Inc. and Fidelity National Financial, Inc., incorporated by reference from Form S-1, Registration No. 333-62353
2.4	Stock Purchase Agreement dated March 16, 1998 by and among Fidelity National Title Insurance Company of New York, National Title Insurance of New York, Inc. and American Title Company, incorporated by reference from Form S-1, Registration No. 333-62353

Exhibit
Number	Description

2.5	Stock Purchase Agreement dated August 9, 1997 by and between Pacific Coast Title of Santa Barbara County and American Title Company, incorporated by reference from Form S-1, Registration No. 333-62353
2.6	Stock Exchange Agreement dated August 21, 1998 between the Registrant and Fidelity National Financial, Inc, incorporated by reference from Form S-1, Registration No. 333-62353
3.1	Amended and Restated Articles of Incorporation, incorporated by reference from Form S-1, Registration No. 333-62353
3.2	Bylaws of the Registrant, as amended, incorporated by reference from Form S-1, Registration No. 333-62353
4.1	Form of Common Stock Certificate, incorporated by reference from Form S-1, Registration No. 333-62353, incorporated by reference from Form S-1, Registration No. 333-62353
10.1	1998 Stock Incentive Plan, together with form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement, incorporated by reference from Form S-1, Registration No. 333-62353
10.2	Employment Agreement between the Registrant and Michael C. Lowther, incorporated by reference from Form S-1, Registration No. 333-62353
10.3	Employment Agreement between the Registrant and Wayne D. Diaz, incorporated by reference from Form S-1, Registration No. 333-62353
10.4	Employment Agreement between the Registrant and Dennis R. Duffy, incorporated by reference from Form S-1, Registration No. 333-62353
10.5	Employment Agreement between the Registrant and Barbara Ferguson, incorporated by reference from Form S-1, Registration No. 333-62353
10.6	Issuing Agency Agreement dated July 1, 1997 between Fidelity National Title Insurance Company and American Title Company, incorporated by reference from Form S-1, Registration No. 333-62353
10.7	Issuing Agency Agreement dated August 25, 1997 between Fidelity National Title Insurance Company and Santa Barbara Title Company, incorporated by reference from Form S-1, Registration No. 333-62353
10.8	Credit Agreement dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1, Registration No. 333-62353
10.9	Note dated August 7, 1997 of the Registrant in favor of Imperial Bank, incorporated by reference from Form S-1, Registration No. 333-62353
10.10	Addendum to Note dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1, Registration No. 333-62353
10.11	Standard Sublease dated January 28, 1998 between American Title Company and Fidelity National Financial, Inc., incorporated by reference from Form S-1, Registration No. 333-62353
10.12	Form of Indemnification Agreement, incorporated by reference from Form S-1, Registration No. 333-62353
10.13	Title Plant Lease Agreement dated July 1, 1997 between Fidelity National Title Insurance Company and American Title Company, incorporated by reference from Form S-1, Registration No. 333-62353
10.14	Letter of Grant dated July 1, 1997 granting William P. Foley, II options to purchase 60,500 shares of common stock of the Registrant, incorporated by reference from Form S-1, Registration No. 333-62353
10.15	Stock Purchase Agreement dated January 14, 2000 by and between Bancserv, Inc. and American National Financial, Inc., incorporated by reference from Form 10-K filed on March 27, 2000.
10.16	Stock Purchase Agreement dated February 29, 2000 by and among American National Financial, Inc. and Vincent L. Prandi and Daniel A. Ferrara, incorporated by reference from 10-Q filed on May 15, 2000

Exhibit
Number	Description

10.17	Membership Interest Purchase Agreement dated February 29, 2000 by and among American National Financial, Inc. and Angela Muirhead and Lawrence E. Castle, incorporated by reference from the 10-Q filed on May 15, 2000
10.18	Charter of the Audit Committee of the American National Financial, Inc. Board of Directors, incorporated by reference from the 10-Q filed on August 14, 2000
10.19	Asset Purchase Agreement dated July 25, 2000 by and among American National Financial, Inc. and Chicago Title Insurance Company, incorporated by reference from the 10-Q filed on November 13, 2000
10.20	Employment Agreement by and between American National Financial, Inc. and Carl A. Strunk, as of August 14, 2001, incorporated by reference from the 10-Q filed on November 2, 2001
21	List of Subsidiaries of Registrant, incorporated by reference from Form S-1, Registration No. 333-62353
21.1	American National Finance, Inc. 401(k) Profit Sharing Plan Adoption Agreement Adoption Agreement, incorporated by reference from S-8, Registration No. 333-64894 on July 11, 2001
23.1	KPMG Consent

      (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter ending December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL FINANCIAL, INC.

By:	/s/ MICHAEL C. LOWTHER

Michael C. Lowther
Chairman of the Board and
Chief Executive Officer

Date: March 20, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL C. LOWTHER Michael C. Lowther	Chief Executive Officer and Director	March 20, 2002

/s/ WAYNE D. DIAZ Wayne D. Diaz	President and Director	March 20, 2002

/s/ CARL A. STRUNK Carl A. Strunk	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 20, 2002

/s/ BARBARA A. FERGUSON Barbara A. Ferguson	Executive Vice President and Director	March 20, 2002

/s/ WILLIAM P. FOLEY, II William P. Foley, II	Director	March 20, 2002

/s/ BRUCE ELIEFF Bruce Elieff	Director	March 20, 2002

/s/ MATTHEW K. FONG Matthew K. Fong	Director	March 20, 2002

/s/ BRUCE L. NELSON Bruce L. Nelson	Director	March 20, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

American National Financial, Inc.:

      Under date of February 21, 2002, we reported on the Consolidated Balance Sheets of American National Financial, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Earnings, Comprehensive Earnings, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2001, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California

March 21, 2002

SCHEDULE V

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001, 2000 and 1999

COL. A	COL. B	COL. C			COL. D		COL. E

		Additions

	Balance at	Charged to					Balance
	Beginning	Costs and	Other		Deductions		at End
Description	of Period	Expenses	(Describe)		(Describe)		of Period

	(Amounts in thousands)
Year ended December 31, 2001:
Reserve for claim losses	$2,431	$504	$(180	)(4)	$25	(2)	$2,730
Reserve for title and escrow losses	836	867	539	(2)	—		1,164
Allowance on:
Trade receivables	2,118	1,240	(95	)(2)	1,252	(1)	2,011
Amortization of cost in excess of net assets acquired and other intangible assets	1,471	551	—		—		2,022
Year ended December 31, 2000:
Reserve for claim losses	$2,341	$164	$(74	)(4)	$—		$2,431
Reserve for title and escrow losses	821	10	5	(4)	—		836
Allowance on:
Trade receivables	2,097	642	35	(2)	656	(1)	2,118
Amortization of cost in excess of net assets acquired and other intangible assets	959	512	—		—		1,471
Year ended December 31, 1999:
Reserve for claim losses	$—	$(1,979)	$4,320	(3)	$—		$2,341
Reserve for title and escrow losses	991	10	5	(4)	185	(1)	821
Allowance on:
Trade receivables	1,896	1,385	252	(3)	1,436	(1)	2,097
Amortization of cost in excess of net assets acquired and other intangible assets	609	350	—		—		959

(1)	Represents uncollectible accounts written off, change in reserve due to reevaluation of specific items and change in reserve due to sale of certain assets.

(2)	Recovery on previous accounts written off.

(3)	Reserves assumed from National acquisition in June 1999.

(4)	Represents payments.

(5)	Change in provision for claim loss.

S-1

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock Purchase Agreement dated January 1, 1997 by and among the Registrant, Fidelity National Financial, Inc. and American Title Company, together with amendment, incorporated by reference from Form S-1, Registration No. 333-62353
2.2	Stock Purchase Agreement dated December 31, 1996 by and among American Title Company, Fidelity National Asset Recovery Services, Inc. and Fidelity National Financial, Inc., incorporated by reference from Form S-1, Registration No. 333-62353
2.3	Stock Purchase Agreement dated December 31, 1996 by and among American Title Company, Nations Title Insurance of Arizona, Inc. and Fidelity National Financial, Inc., incorporated by reference from Form S-1, Registration No. 333-62353
2.4	Stock Purchase Agreement dated March 16, 1998 by and among Fidelity National Title Insurance Company of New York, National Title Insurance of New York, Inc. and American Title Company, incorporated by reference from Form S-1, Registration No. 333-62353
2.5	Stock Purchase Agreement dated August 9, 1997 by and between Pacific Coast Title of Santa Barbara County and American Title Company, incorporated by reference from Form S-1, Registration No. 333-62353
2.6	Stock Exchange Agreement dated August 21, 1998 between the Registrant and Fidelity National Financial, Inc, incorporated by reference from Form S-1, Registration No. 333-62353
3.1	Amended and Restated Articles of Incorporation, incorporated by reference from Form S-1, Registration No. 333-62353
3.2	Bylaws of the Registrant, as amended, incorporated by reference from Form S-1, Registration No. 333-62353
4.1	Form of Common Stock Certificate, incorporated by reference from Form S-1, Registration No. 333-62353, incorporated by reference from Form S-1, Registration No. 333-62353
10.1	1998 Stock Incentive Plan, together with form of Nonqualified Stock Option Agreement and form of Incentive Stock Option Agreement, incorporated by reference from Form S-1, Registration No. 333-62353
10.2	Employment Agreement between the Registrant and Michael C. Lowther, incorporated by reference from Form S-1, Registration No. 333-62353
10.3	Employment Agreement between the Registrant and Wayne D. Diaz, incorporated by reference from Form S-1, Registration No. 333-62353
10.4	Employment Agreement between the Registrant and Dennis R. Duffy, incorporated by reference from Form S-1, Registration No. 333-62353
10.5	Employment Agreement between the Registrant and Barbara Ferguson, incorporated by reference from Form S-1, Registration No. 333-62353
10.6	Issuing Agency Agreement dated July 1, 1997 between Fidelity National Title Insurance Company and American Title Company, incorporated by reference from Form S-1, Registration No. 333-62353
10.7	Issuing Agency Agreement dated August 25, 1997 between Fidelity National Title Insurance Company and Santa Barbara Title Company, incorporated by reference from Form S-1, Registration No. 333-62353
10.8	Credit Agreement dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1, Registration No. 333-62353
10.9	Note dated August 7, 1997 of the Registrant in favor of Imperial Bank, incorporated by reference from Form S-1, Registration No. 333-62353
10.10	Addendum to Note dated August 7, 1997 between the Registrant and Imperial Bank, incorporated by reference from Form S-1, Registration No. 333-62353
10.11	Standard Sublease dated January 28, 1998 between American Title Company and Fidelity National Financial, Inc., incorporated by reference from Form S-1, Registration No. 333-62353
10.12	Form of Indemnification Agreement, incorporated by reference from Form S-1, Registration No. 333-62353

Exhibit
Number	Description

10.13	Title Plant Lease Agreement dated July 1, 1997 between Fidelity National Title Insurance Company and American Title Company, incorporated by reference from Form S-1, Registration No. 333-62353
10.14	Letter of Grant dated July 1, 1997 granting William P. Foley, II options to purchase 60,500 shares of common stock of the Registrant, incorporated by reference from Form S-1, Registration No. 333-62353
10.15	Stock Purchase Agreement dated January 14, 2000 by and between Bancserv, Inc. and American National Financial, Inc., incorporated by reference from Form 10-K filed on March 27, 2000.
10.16	Stock Purchase Agreement dated February 29, 2000 by and among American National Financial, Inc. and Vincent L. Prandi and Daniel A. Ferrara, incorporated by reference from 10-Q filed on May 15, 2000
10.17	Membership Interest Purchase Agreement dated February 29, 2000 by and among American National Financial, Inc. and Angela Muirhead and Lawrence E. Castle, incorporated by reference from the 10-Q filed on May 15, 2000
10.18	Charter of the Audit Committee of the American National Financial, Inc. Board of Directors, incorporated by reference from the 10-Q filed on August 14, 2000
10.19	Asset Purchase Agreement dated July 25, 2000 by and among American National Financial, Inc. and Chicago Title Insurance Company, incorporated by reference from the 10-Q filed on November 13, 2000
10.20	Employment Agreement by and between American National Financial, Inc. and Carl A. Strunk, as of August 14, 2001, incorporated by reference from the 10-Q filed on November 2, 2001
21	List of Subsidiaries of Registrant, incorporated by reference from Form S-1, Registration No. 333-62353
21.1	American National Finance, Inc. 401(k) Profit Sharing Plan Adoption Agreement Adoption Agreement, incorporated by reference from S-8, Registration No. 333-64894 on July 11, 2001
23.1	KPMG Consent