Form 10-Q
period 2002-03-31
AMERICAN NATIONAL FINANCIAL INC
filed 2002-05-10
CIK 1068843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

Commission File Number 0-24961

AMERICAN NATIONAL FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0731548 (I.R.S. Employer Identification Number)

1111 E. Katella Avenue, Suite 220, Orange, California (Address of principal executive offices)	92867 (Zip Code)

(714) 289-4300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  (X)           NO  (   )

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common stock, no par value, 7,141,955 shares as of May 3, 2002

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2002

			Page Number

Part I: FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	A.	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
	B.	Condensed Consolidated Statements of Earnings for the three-month periods ended March 31, 2002 and 2001	4
	C.	Condensed Consolidated Statements of Comprehensive Earnings for the three-month periods ended March 31, 2002 and 2001	5
	D.	Condensed Consolidated Statement of Shareholders’ Equity for the three-month period ended March 31, 2002	6
	E.	Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001	7
	F.	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		9
Item 3.	Quantitative and Qualitative Market Risk Disclosures		13
Part II: OTHER INFORMATION
Item 1.	Legal Proceedings		13
Items 2, 3, 4, and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.
Item 6.	Exhibits and Reports on Form 8-K		13

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL FINANCIAL, INC.
(Registrant)

By:	/s/ Carl A. Strunk Carl A. Strunk Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	Date: May 9, 2002

Part I:  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
ASSETS

	March 31,	December 31,
	2002	2001

	(Unaudited)
Current assets:
Cash and cash equivalents	$12,726	9,400
Short-term investments, at cost, which approximates fair market value	615	618
Accrued investment interest	373	383
Trade receivables, net of allowance for doubtful accounts of $2,011 in 2002 and 2001	3,579	3,803
Notes receivables — related party, net	1,720	1,812
Deferred tax asset	4,725	3,737
Prepaid expenses and other current assets	1,642	507

Total current assets	25,380	20,260
Investment securities available for sale, at fair market value	24,869	24,721
Property and equipment, net	7,976	7,614
Title plants	4,062	2,699
Deposits with the Insurance Commissioners	133	133
Intangibles, net of accumulated amortization of $2,022 in 2002 and 2001	11,226	11,226

Total assets	$73,646	$66,653

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued expenses	$14,533	$15,092
Customer advances	4,582	4,802
Current portion of long-term debt	569	566
Current portion of obligations under capital leases with affiliates	105	102
Current portion of obligations under capital leases with non-affiliates	171	146
Reserve for claim losses	2,903	2,730
Income tax payable	4,838	—
Due to affiliate	2,283	2,712

Total current liabilities	29,984	26,150
Long-term debt	2,548	2,962
Obligations under capital leases with affiliates	694	722
Obligations under capital leases with non-affiliates	911	906

Total liabilities	34,137	30,740
Shareholders’ equity:
Preferred stock, no par value; authorized 5,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding, 7,128,004 in 2002 and 7,095,769 in 2001	—	—
Additional paid in capital	21,031	20,905
Retained earnings	18,661	13,741
Accumulated other comprehensive income (loss)	(183)	1,267

Total shareholders’ equity	39,509	35,913

Total liabilities and shareholders’ equity	$73,646	$66,653

See accompanying notes to condensed consolidated financial statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)

	Three months ended
	March 31,

	2002	2001

	(Unaudited)
Revenue:
Net title service revenue — related party	$24,130	$14,928
Escrow fees	9,688	6,841
Underwriting premiums	3,367	1,519
Ancillary service fees	4,963	3,896
Gain on sale/exchange of equity security	2,390	1,000
Investment revenue	375	286

Total revenues	44,913	28,470

Expense:
Personnel costs	22,638	15,887
Other operating expenses includes $168,000 and $935,000 with affiliate for the three-month periods ended March 31, 2002 and 2001, respectively	10,139	7,002
Title plant rent and maintenance	1,942	1,751

Total expenses	34,719	24,640

Earnings before income taxes	10,194	3,830
Income taxes	4,383	1,570

Net earnings	$5,811	$2,260

Basic earnings per share	$.82	$.28

Weighted average shares outstanding, basic basis	7,101,575	8,204,275

Diluted earnings per share	$.72	$.26

Weighted average shares outstanding, diluted basis	8,025,828	8,620,160

Cash dividends per share, actual	$.125	$.10

Cash dividends per share after giving retroactive effect to 10% stock dividend	$.125	$.09

See accompanying notes to condensed consolidated financial statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended
	March 31,

	2002	2001

	(Unaudited)
Net earnings	$5,811	$2,260
Other comprehensive earnings (loss)
Unrealized gains (losses) on investment, net(1)	(88)	570
Reclassification adjustment for (gains) losses in net earnings(2)	(1,362)	(244)

Other comprehensive earnings (loss)	(1,450)	326

Comprehensive earnings	$4,361	$2,586

(1)	Net of income taxes (benefit) of ($61) and $336 for the three-months ended March 31, 2002 and 2001, respectively.

(2)	Net of income taxes (benefit) of ($1,027) and ($192) for the three-months ended March 31, 2002 and 2001, respectively.

See accompanying notes to condensed consolidated financial statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Earnings	Equity

Balance, December 31, 2001	7,095,769	$—	$20,905	$13,741	$1,267	$35,913
Exercise of stock options, including associated tax benefit	32,235	—	126	—	—	126
Unrealized loss on investment securities available for sale	—	—	—	—	(1,450)	(1,450)
Dividend ($0.125 per share)	—	—	—	(891)	—	(891)
Net earnings	—	—	—	5,811	—	5,811

Balance, March 31, 2002	7,128,004	$—	$21,031	$18,661	$(183)	$39,509

See accompanying notes to condensed consolidated financial statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net earnings	$5,811	$2,260
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	570	686
Gain on sale/exchange of investments	(2,390)	(1,000)
Loss on sale of property and equipment	2	10
Changes in:
Accounts receivables, net	224	(595)
Interest receivable	10	(30)
Tax benefit associated with the exercise of stock options	22	—
Prepaid expenses and other assets	(1,134)	(57)
Income taxes receivable (payable) and deferred income taxes	3,850	1,500
Accounts payable and other accrued expenses	(563)	404
Net increase in reserve for claim losses	173	60
Provision for losses on notes receivable	74	—
Due to affiliates	(429)	(93)
Customer advances	(220)	668

Net cash provided by operating activities	6,000	3,813

Cash flow from investing activities:
Proceeds from sale of investment securities	1,596	1,792
Proceeds from short term investments	3	—
Collections of notes receivable	31	184
Additions to property and equipment	(934)	(861)
Additions to notes receivable	(13)	(131)
Purchase of investment securities available for sale	(805)	—
Purchase of short term investments	—	(100)
Purchase of title plants	(1,363)	—

Net cash provided by (used in) investing activities	(1,485)	884

Cash flows from financing activities:
Repayment of long-term debt	(411)	(408)
Payments of capital lease obligations	(61)	(61)
Exercise of stock options	104	—
Additions to capital lease obligations	66	—
Proceeds from issuance of common stock	—	247
Dividends paid	(887)	(753)
Purchase of treasury stock	—	(983)

Net cash used in financing activities	(1,189)	(1,958)

Increase in cash and cash equivalents	3,326	2,739
Cash and cash equivalents at the beginning of year	9,400	9,450

Cash and cash equivalents at end of year	$12,726	$12,189

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$80	$118
Income taxes	—	286
Non-cash investing activities:
Dividend declared and unpaid	$885	$744

See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

Note A — Basis of Financial Statements

The financial information included in this report includes the accounts of American National Financial, Inc. and its subsidiaries (collectively, the “Company”) and has been prepared in accordance with accounting principals generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made to the 2001 Consolidated Financial Statements to conform to classifications used in 2002.

Note B — Cash Dividend

On March 13, 2002, our Board of Directors declared a quarterly cash dividend of $.125 per share, paid on April 8, 2002, to stockholders of record on March 25, 2002.

Note C — Department of Insurance

In June 2001, auditors from the State of California Department of Insurance commenced a market conduct examination of American Title Company (“ATC”). Similar examinations have been or are being conducted at virtually all companies in the title insurance business. The examination is not yet completed. We are unable to determine if an unfavorable outcome is either probable or remote, however, management does not believe that any outcome will have a material effect on our financial statements.

NOTE D — Earnings Per Share

The Company presents “basic” earnings per share representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share.

	Three months ended
	March 31,

	2002	2001

	(In thousands, except
	per share data)
Net earnings, basic and diluted basis	$5,811	$2,260

Weighted average shares outstanding during the period, basic basis	7,102	8,204
Plus: Common stock equivalent shares assumed from conversion of options	924	416

Weighted average shares outstanding during the period, diluted basis	8,026	8,620

Basic earnings per share	$.82	$.28

Diluted earnings per share	$.72	$.26

NOTE E — Share and Per Share Restatement

On May 24, 2001, our Board of Directors declared a 10% stock dividend to shareholders of record as of June 7, 2001, payable on June 21, 2001. The fair value of the additional shares of common stock issued in connection with the stock dividend was credited to additional paid in capital and a like amount was charged to retained earnings.

All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the Condensed Consolidated Financial Statements has been retroactively adjusted to reflect the stock dividend.

NOTE F — Recent Accounting Pronouncement

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

SFAS No. 142 requires an intangible asset that is acquired to be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill was amortized through December 31, 2001, after which time amortization ceased. We performed a transitional goodwill impairment test in accordance with SFAS No. 142 and there was no impairment of goodwill. Excluding amortization expense of $140,000, net earnings, basic earnings per share and diluted earnings per share would have been $2.4 million, $0.29, $0.28, respectfully, for the three months ended March 31, 2001.

In October 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”) which address financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. SFAS No. 144 does not have a material impact on our financial statement or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Operating Results

The information contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future.

Forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements. The reader should consult the risk factors listed from time to time and other information disclosed in our reports on Forms 10-K and filings under the Securities Act of 1933, as amended.

The following discussion provides information to help understand and assess significant changes and trends related to our financial condition and results of operations. You should read this discussion and analysis in conjunction with the consolidated financial statements and the notes thereto.

Overview

Our revenues include net title service revenue, escrow fees, underwriting premiums, ancillary service fees, gain on sale/exchange of equities securities and investment income. Our operations generate escrow fees from holding and disbursing funds and documents in connection with the closing of real estate transactions. Escrow fees generally fluctuate in a pattern consistent with the fluctuation in net title service revenue. We also provide title insurance services through direct operations and through independent title insurance agents utilizing our underwriter, National Title Insurance of New York, Inc. (“National”). Our ancillary services complement title and escrow services. In addition, many of our real estate related services are counter-cyclical to our title insurance and escrow services.

Net title service revenue and escrow fee revenues are recognized as income at the time the underlying real estate transaction closes. Expenses directly related to the title and escrow process are recognized as they are incurred, throughout the duration of the transaction. As a result, our recognition of revenue lags approximately 45-90 days behind the recognition of the corresponding expenses. Other fees and revenue are generally recognized as income at the time the underlying transaction closes; however, certain other fees and revenue are recognized as income over the period during which the service is provided. These factors may result in fluctuations in gross margins. Net title service revenues consist of gross title insurance premiums less an 11% underwriting fees paid to the underwriter.

Investment income consists of revenues received from our investment portfolio in addition to the gain and or exchange of equities securities.

While the number of orders that are closed affects our revenue, personnel costs are the largest component of our expenses. Since personnel costs are relatively fixed over the short term, in a rapidly declining market, reductions in the number of orders can adversely affect margins. Gross margins are also affected by the relative numbers of orders that relate to refinancing transactions as compared to those relating to real estate sale transactions.

The average fee per file and corresponding gross margins are higher for real estate sale and resale transactions than refinance transactions for three principal reasons: (i) a larger percentage of sale and resale orders close as compared to refinance orders, (ii) typically two policies are issued in a resale transaction (one each to the buyer and lender) whereas only one is issued in a refinance transaction, (iii) the base rate charged on sale and resale transactions is typically higher than that charged on refinance transactions. Title insurance premiums are calculated with regard to the purchase price of the property or the amount of the related mortgage, average fees per file will also increase during periods in which real estate prices and corresponding mortgage loans are increasing.

Results of Operations

Revenue

The following table presents information regarding the components of our revenue:

	Three months ended
	March 31,

	2002	2001

	(Dollars in thousands other than orders and fee per file)
Gross title premiums	$30,469	$18,297

Net title service revenue-related party	$24,130	$14,928
Escrow fees	9,688	6,841
Underwriting premiums	3,367	1,519
Ancillary service fees	4,963	3,896
Gain on sale/exchange of equities securities	2,390	1,000
Investment income	375	286

Total revenue	$44,913	$28,470

Orders closed	37,400	26,200
Average fee per file	$1,164	$1,017

Total Revenue. Total revenue increased 57.8% to $44.9 million from $28.5 million in comparable 2001 period. This is primarily the result of our strength in our title, escrow and ancillary services, which were positively impacted by favorable market conditions, especially the favorable real estate market caused in part by reduced interest rates and increased money supply.

Net Title Service Revenue — related party. Net title service revenue increased $9.2 million, or 61.6% to $24.1 million from $14.9 million for the comparable 2001 period. The increase in net title service revenue in 2002 was indicative of the favorable market conditions existing in that period. The average fee per file increased to $1,164 compared with $1,017 in comparable 2001 period. The fee per file fluctuation is consistent in the percentage mix of title orders closing in a sale and resale market to the previous refinance lower fee per file business. The time lag between orders opened and orders closed can vary from 45 to 90 days. Although orders opened in the three-months ended March 31, 2002 were lower than the comparable 2001 period, the orders closed in the comparable periods were higher due to market conditions and refinance activity. Gross title premiums were $30.5 million and $18.3 million for the three-months ended March 31, 2002 and 2001, respectively.

The following table depicts title and escrow orders opened and closed for the first quarter of 2002 and 2001.

	Orders	Orders
Quarter	Opened	Closed

January 2002	15,300	12,600
February 2002	14,100	11,900
March 2002	14,300	12,900

January 2001	19,100	6,900
February 2001	20,000	8,200
March 2001	20,400	11,100

Escrow Fees. Revenues from escrow fees increased $2.9 million or 41.6% to $9.7 million in 2002 from $6.8 million in the comparable 2001 period. Escrow fees are primarily related to title insurance activity generated by our direct operations. The increase in 2002, is primarily the result of the current market conditions relating to resale and refinance activity largely fueled by relatively consistent interest rates.

Underwriting Premiums. Revenues from underwriting premiums increased $1.9 million, or 121.7% to $3.4 million from $1.5 million for the comparable 2001 period. In 2002 the increase in underwriting premiums was indicative to the expansion of our underwriter through direct subsidiaries and agency relationships.

Ancillary Service Fees. Ancillary service fees increased $1.1 million, or 27.4% to $5.0 million from $3.9 million in the comparable 2001 period. The steady increase in ancillary service fees is primarily the result of increases in revenue from our exchange intermediary services, documents research services, notary signing services, property management and appraisal services. Our real estate related services are counter-cyclical to our title insurance and escrow services. Our strategy is to strengthen the ancillary service businesses through acquisitions and we continue to evaluate opportunities to expand our ancillary subsidiaries through our core title and escrow business and our national presence.

Gain On Sale/Exchange of Equities Securities. Gain on sale/exchange of equities securities in the period ended March 31, 2002 arose from our receiving 322,318 shares of CKE Restaurant’s (“CKE”) common stock for the remaining 656,453 shares of Santa Barbara Restaurant Groups, Inc. (“SBRG”) which we owned. SBRG and CKE concluded a merger in March 2002. The CKE stock price on the closing date was $9.45 per share. In accordance with APB Opinion 29, Accounting for Nonmonetary Transactions, even though the shares received were not sold, a realized gain of $2.4 million was required to be recorded. The $1.0 million gain in 2001 is the result of a sale of a large block of SBRG common stock at the then current market price.

Investment Income. Investment income is primarily a function of security markets, interest rates and the amount of cash available for investment. Investment income increased $89,000 or 31.1% to $375,000, compared with $286,000 for the comparable 2001 period. Although average invested assets increased slightly in 2002 compared to 2001, the yield increased primarily due to a shift in our fixed income portfolio to higher yielding instruments in 2002 as compared to investments in interest bearing accounts and certificates of deposit in 2001.

Expenses

The following table presents the components of the our expenses:

	March 31,

	2002	2001

	(Dollars in thousands)
Personnel costs	$22,638	$15,887
Other operating expenses	10,139	7,002
Title plant rent and maintenance	1,942	1,751

Total expenses	$34,719	$24,640

Our principal costs include personnel costs, other operating expenses and title plant rent and maintenance. Personnel costs include both base salaries and commission expense paid to employees and are the most significant operating expense incurred. These expenses fluctuate with the level or orders opened and closed and the mix of revenue.

Other operating expenses consist of facilities expenses, postage and courier services, computer services, professional services, advertising expense, general insurance, trade and note receivable allowances, depreciation expense and interest expense.

Title plant rent and maintenance costs consist of payments to access title plants and the costs of updating these plants. Title plant rent and maintenance costs include daily update expenses that are dependent on the volume of real estate transaction activity and a rental charge that is based on actual usage.

Personnel Costs. Personnel costs totaled $22.6 million and $15.9 million for the three-months ended March 31, 2002 and 2001, respectively. Personnel costs, as a percentage of total revenue, exclusive of investment income and gain on sale/exchange of equities securities, decreased to 53.7% for the three months ended March 31, 2002 compared with 58.4% for the corresponding period in 2001. The decrease in personnel expenses is the result of our ability to handle increased refinance activity without a significant increase in staffing. We continue to take significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business and revenues. We continue to monitor the prevailing market conditions and will attempt to respond as necessary.

Other Operating Expenses. Other operating expenses totaled $10.1 million and $7.0 million three-months ended March 31, 2002 and 2001, respectively. Other operating expenses, as a percentage of total revenue, exclusive of investment income and gain on sale/exchange of equities securities, decreased to 24.1% for the three months ended March 31, 2002 compared with 25.8% for the corresponding period in 2001. The decrease percentage in other operating expenses is attributable to our aggressive cost control programs in order to maintain operating expenses consistent with levels of revenues; however, certain fixed costs are incurred regardless of revenue levels, resulting in fluctuations year over year. In addition, expenses paid to affiliates declined due to the implementation of our own benefit programs. We continuously review and evaluate operating expenses relative to existing and projected market conditions.

Title Plant Rent and Maintenance Expense. Title plant and maintenance expenses totaled $1.9 million and $1.8 million three months ended March 31, 2002 and 2001, respectively. Title plant and maintenance expenses, as a percentage of total revenue, exclusive of investment income and gain on sale/exchange of equities securities, decreased to 4.6% for the three months ended March 31, 2002, compared with 6.4% for the corresponding 2001 period. The percentage decrease for the three-month ended March 31, 2002 in plant expense is primarily a result of various contract negotiations within several counties in California, Arizona and Nevada. The agreements negotiated during 2001 resulted in significant cost reductions for us.

Income Taxes. Income taxes for the three months ended March 31, 2002 and 2001, as a percentage of earnings, were 43.0% and 41.0%, respectively. The fluctuations with income taxes as a percentage of earnings, is attributable to the effect of state income taxes on our wholly-owned underwritten title company and our ancillary service companies; the change in the amount and the characteristics of net income, operating income versus investment income; and the tax treatment of certain items.

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

Two significant sources of our funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. These reimbursements are executed within the guidelines of various management agreements among us and our subsidiaries. Our insurance subsidiary is restricted by state regulations in their ability to pay dividends and make distributions. Our underwritten title company and our ancillary companies collect premiums and fees and pay underwriting fees and operating expenses. These companies are restricted only to the extent of maintaining minimum levels of working capital and net worth, but are not restricted by state regulations or banking authorities in their ability to pay dividends and make distributions.

Purchases. In February 2002 we entered into an agreement with Clark County Title Services, Inc. to gain access to the Clark County a Nevada title plant, at a purchase price of $1.3 million paid in cash.

Item 3.	Quantitative and Qualitative Market Risk Disclosures

     There have been no material changes in the market risk described in our annual report on Form 10-K for the year ended December 31, 2001.

Part II:  OTHER INFORMATION

Item 1.	In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions depart from customary litigation incidental to our business and that the resolution of all such litigation will not have a material adverse effect on the Company.

Item 6.	Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

10.21	Employment Agreement by and between American National Financial, Inc. and Michael C. Lowther, as of January 1, 2002.

10.22	Employment Agreement by and between American National Financial, Inc. and Wayne D. Diaz, as of January 1, 2002.

10.23	Employment Agreement by and between American National Financial, Inc. and Barbara A. Ferguson, as of January 1, 2002.

     (b)  Reports on Form 8-K:

     None.