Form 10-Q
period 2002-06-30
AMERICAN NATIONAL FINANCIAL INC
filed 2002-08-09
CIK 1068843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

Commission File Number 0-24961

AMERICAN NATIONAL FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

California	33-0731548

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1111 E. Katella Avenue, Suite 220, Orange, California	92867

(Address of principal executive offices)	(Zip Code)

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

Common stock, no par value, 9,313,177 shares as of August 9, 2002

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL FINANCIAL, INC.
(Registrant)

By:	/s/ Carl A. Strunk

	Carl A. Strunk Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	Date: August 9, 2002

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

ASSETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
Current assets:
Cash and cash equivalents	$15,016	$9,400
Short-term investments, at cost, which approximates fair market value	515	618
Accrued investment interest	399	383
Trade receivables, net of allowance for doubtful accounts of $1,916 in 2002 and $2,011 in 2001	3,559	3,803
Notes receivables — related party, net	—	1,812
Deferred tax asset	4,334	3,737
Prepaid expenses and other current assets	1,716	507

Total current assets	25,539	20,260
Investment securities available for sale, at fair market value	27,855	24,721
Property and equipment, net	9,688	7,614
Title plants	4,132	2,699
Deposits with the Insurance Commissioner	133	133
Cost in excess of net assets acquired, net of accumulated amortization of $2,022 in 2002 and 2001	11,226	11,226

Total assets	$78,573	$66,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$13,846	$15,092
Customer advances	5,003	4,802
Current portion of long-term debt	572	566
Current portion of obligations under capital leases with affiliates	107	102
Current portion of obligations under capital leases with non-affiliates	174	146
Reserve for claim losses	3,226	2,730
Income tax payable	5,024	—
Due to affiliate	2,181	2,712

Total current liabilities	30,133	26,150
Long-term debt	2,494	2,962
Obligations under capital leases with affiliates	665	722
Obligations under capital leases with non-affiliates	867	906

Total liabilities	34,159	30,740
Shareholders’ equity:
Preferred stock, no par value; authorized 5,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding, 9,328,318 in 2002 and 8,869,714 in 2001	—	—
Additional paid in capital	22,010	20,905
Retained earnings	22,017	13,741
Accumulated other comprehensive income	387	1,267

Total shareholders’ equity	44,414	35,913

Total liabilities and shareholders’ equity	$78,573	$66,653

See accompanying notes to condensed consolidated financial statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
Revenues:
Net title service revenue — related party	$22,871	$20,248	$47,001	$35,177
Escrow fees	9,530	8,650	19,218	15,491
Underwriting premiums	4,639	1,825	8,006	3,344
Ancillary service fees	5,417	4,504	10,380	8,400
Gain on sale/exchange of equity security	—	—	2,390	1,000
Investment revenue	411	289	786	575

Total revenues	42,868	35,516	87,781	63,987

Expenses:
Personnel costs	21,854	18,846	44,492	34,733
Other operating expenses including $516 and $1,129, and $959 and $2,064 with affiliate for the three-month and six-month periods ended June 30, 2002 and 2001, respectively	11,194	8,637	21,333	15,639
Title plant rent and maintenance	2,294	2,264	4,236	4,015

Total expenses	35,342	29,747	70,061	54,387

Earnings before income taxes	7,526	5,769	17,720	9,600
Income taxes	3,237	2,365	7,620	3,936

Net earnings	$4,289	$3,404	$10,100	$5,664

Basic earnings per share	$0.47	$0.35	$1.13	$0.57

Weighted average shares outstanding, basic	9,077	9,685	8,978	9,969

Diluted earnings per share	$0.40	$0.32	$0.98	$0.53

Weighted average shares outstanding, diluted	10,659	10,483	10,348	10,629

Cash dividends per share, actual	$0.125	$0.10	$0.250	$0.16

Cash dividends per share after giving retroactive effect to 10% stock dividend and 25% stock split	$0.10	$0.08	$0.20	$0.15

See accompanying notes to condensed consolidated financial statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
Net earnings	$4,289	$3,404	$10,100	$5,664
Other comprehensive earnings (loss):
Unrealized gain (loss) on investment, securities available for sale (1)	(570)	13	482	583
Reclassification adjustment for (gains) in net earnings (2)	—	—	(1,362)	(590)

Other comprehensive earnings (loss)	(570)	13	(880)	(7)

Comprehensive earnings	$3,719	$3,417	$9,220	$5,657

(1)	Net of income taxes (benefit) of ($324) and $7, and $275 and $212 for the three-month and six-month periods ended June 30, 2002 and 2001, respectively.

(2)	Net of income taxes (benefit) of $0 and $0, and $1,027 and $410 for the three-month and six-month periods ended June 30, 2002 and 2001, respectively.

See accompanying notes to condensed consolidated financial statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Earnings	Equity

Balance, December 31, 2001	8,869,714	$—	$20,905	$13,741	$1,267	$35,913
Exercise of stock options, including associated tax benefit	458,604	—	2,860	—	—	2,860
Reclassification of Director and/or officer notes receivable	—	—	(1,755)	—	—	(1,755)
Unrealized loss on investment securities available for sale	—	—	—	—	(880)	(880)
Dividend ($0.20 per share)	—	—	—	(1,824)	—	(1,824)
Net earnings	—	—	—	10,100	—	10,100

Balance, June 30, 2002	9,328,318	$—	$22,010	$22,017	$387	$44,414

See accompanying notes to condensed consolidated financial statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$10,100	$5,664
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,171	1,356
Gain on sale/exchange of investments	(2,390)	(1,004)
Loss on sale of property and equipment	2	14
Changes in:
Accounts receivables, net	245	(396)
Interest receivable	(16)	—
Tax benefit associated with the exercise of stock options	1,421	—
Prepaid expenses and other assets	(1,153)	26
Income taxes receivable and deferred income taxes	4,427	1,001
Accounts payable and other accrued expenses	(1,289)	5,158
Net increase in reserve for claim losses	496	62
Due to (from) affiliates	(531)	294
Customer advances	201	558

Net cash provided by operating activities	12,684	12,733

Cash flow from investing activities:
Proceeds from sale of investment securities	1,653	1,562
Proceeds from short term investments	103	—
Collections of notes receivable	—	507
Additions to property and equipment	(3,247)	(1,543)
Additions to notes receivable	—	(126)
Purchase of investment securities available for sale	(3,280)	—
Purchase of short term investments	—	(200)
Purchase of title plants	(1,433)	—

Net cash provided by (used in) investing activities	(6,204)	200

Cash flows from financing activities:
Repayment of long-term debt	(462)	(457)
Payments of capital lease obligations	(128)	(124)
Proceeds from exercise of stock options	1,439	294
Additions to capital lease obligations	65	—
Proceeds from issuance of common stock	—	218
Dividends paid	(1,778)	(1,461)
Purchase of treasury stock	—	(6,187)

Net cash used in financing activities	(864)	(7,717)

Increase in cash and cash equivalents	5,616	5,216
Cash and cash equivalents at the beginning of year	9,400	9,450

Cash and cash equivalents at end of year	$15,016	$14,666

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$79	$226
Income taxes	1,589	3,096
Non-cash investing activities:
Dividend declared and unpaid	$927	$708

See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

Note A — Basis of Financial Statements

The financial information included in this report includes the accounts of American National Financial, Inc. and its subsidiaries (collectively, the “Company”) and has been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made to the 2001 Consolidated Financial Statements to conform to classifications used in 2002.

Note B — Share and Per Share Restatement

On June 27, 2002, our Board of Directors declared a five-for-four (5:4) stock split effective July 18, 2002. All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, have been retroactively adjusted to reflect the effects of the stock split.

Note C — Department of Insurance

In June 2001, auditors from the State of California Department of Insurance commenced a market conduct examination of American Title Company (“ATC”). Similar examinations have been or are being conducted at virtually all companies in the title insurance business. The examination is not yet completed. We are unable to determine if an unfavorable outcome is either probable or remote, however, management does not believe that any outcome will have a material effect on our condensed consolidated financial statements.

NOTE D — Earnings Per Share

The Company presents “basic” earnings per share representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share amounts)
Net earnings, basic and diluted basis	$4,289	$3,404	$10,100	$5,664

Weighted average shares outstanding during the period, basic	9,077	9,685	8,978	9,969
Plus: Common stock equivalent shares assumed from conversion of options	1,582	798	1,370	660

Weighted average shares outstanding during the period, diluted	10,659	10,483	10,348	10,629

Basic earnings per share	$0.47	$0.35	$1.13	$0.57

Diluted earnings per share	$0.40	$0.32	$0.98	$0.53

NOTE E — Cash Dividend

On June 14, 2002, our Board of Directors declared a quarterly cash dividend of $.10 per share, paid on July 8, 2002, to stockholders of record on June 27, 2002. All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, have been retroactively adjusted to reflect the effects of the stock split.

NOTE F — Recent Accounting Pronouncements

Pursuant to the Employee Stock Purchase Plan and the Non-Employee Director Stock Purchase Plan adopted September 29, 1999 by the Board of Directors of ANFI (collectively, the “Purchase Plan”), ANFI was authorized to loan to certain employees and non-employee directors an aggregate of $2,000,000 for the purchase of ANFI common stock, no par value (“Common Stock”). The Purchase Plan made open market purchases of Company common stock through a broker dealer designated by the Company. All loans were full recourse and unsecured, and had a five-year term with interest at six and one quarter percent (6 1/4%). In January 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board issued EITF 02-1 “Classification of Assets Received in Exchange for Equity Instruments.” Through March 31, 2002, the notes recorded in connection with these loans have been classified as note receivables. Recent interpretations of EITF 02-1 require that such loans and accrued interest be classified as contra equity. Accordingly, at June 30, 2002, $1.8 million has been reclassified to reduce stockholders’ equity.

On July 10, 2002, the Company agreed to accept shares of its common stock as full payment of the notes. The price per share ($14.97 pre-stock split) was determined using the 20-day average closing price on the NASDAQ through July 10, 2002. On a post stock split basis ($11.99 per share), the Company received 146,575 shares of common stock, which will be classified as treasury stock, unless such shares are retired.

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

SFAS No. 142 requires an intangible asset that we acquire to be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill was amortized through December 31, 2001, after which time amortization ceased. We performed a goodwill impairment test in accordance with SFAS No. 142 and there was no impairment of goodwill. Excluding amortization expense of $140,000 and $280,000 for the three and six month periods ended June 30, 2001, net earnings, basic earnings per share and diluted earnings per share would have been $3.5 million, $5.9 million, $0.37, $0.60 and $0.34, $0.56, respectfully, for the three and six month periods ended June 30, 2001.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. SFAS No. 144 does not have a material impact on our financial statements or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No. 146”). This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE G — Transactions with Affiliates

On July 5, 2002, senior management of the Company, in a private transaction sold 627,982 shares on a pre-split basis of their personal holdings of the Company’s common stock to Fidelity National Financial, Inc. (“FNF”) at a negotiated price of $15.00 per share. Adjusted for the stock split, FNF received 784,977 shares at a price of $12.00 per share. This increased FNF’s ownership in the Company to 28.5% from 19.9%. Senior management ownership of the Company (excluding vested stock options) after this transaction is 25.1%.

NOTE H — Purchase of Real Property

On April 15, 2002, we completed the purchase of an office building located in the County of Orange, California, for a purchase price of $1.1 million, paid in cash. This building will house our growing American Documents division and a new escrow office.

NOTE I — Title Plants

In March 2002, we completed the purchase of an ownership interest in a title plant located in Clark County, Nevada, for a purchase price of $1.3 million, paid in cash. Also, in March, we acquired the right to access a title plant located in San Francisco, California for $115,000, paid in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Operating Results

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future.

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

Overview

Our revenues include net title service revenue, escrow fees, underwriting premiums, ancillary service fees, gain on sale/exchange of equity securities and investment income. Our operations generate escrow fees from holding and disbursing funds and documents in connection with the closing of real estate transactions. Escrow fees generally fluctuate in a pattern consistent with the fluctuation in net title service revenue. We also provide title insurance services through direct operations and through independent title insurance agents utilizing our underwriter, National Title Insurance of New York Inc. (“National”). Our ancillary services complement title and escrow services. In addition, many of our real estate related services are counter-cyclical to our title insurance and escrow services.

Net title service revenue and escrow fee revenues are recognized as income at the time the underlying real estate transaction closes. Expenses directly related to the title and escrow process are recognized as they are incurred throughout the duration of the transaction. As a result, our recognition of revenue lags approximately 45-90 days behind the recognition of the corresponding expenses. Other fees and revenue are generally recognized as income at the time the underlying transaction closes; however, certain other fees and revenue are recognized as income over the period during which the service is provided. These factors may result in fluctuations in gross margins. Net title service revenues consist of gross title insurance premiums less an 11% underwriting fee paid to the underwriter.

Investment income consists of revenues received from our investment portfolio in addition to the gain on sale/exchange of equity securities.

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

The average fee per file and corresponding gross margins are higher for real estate sale and resale transactions than refinance transactions for three principal reasons: (i) a larger percentage of sale and resale orders close as compared to refinance orders, (ii) typically two policies are issued in a resale transaction (one each to the buyer and lender) whereas only one is issued in a refinance transaction, (iii) the base rate charged on sale and resale transactions is typically higher than that charged on refinance transactions. As title insurance premiums are calculated with regard to the purchase price of the property or the amount of the related mortgage, average fees per file will also increase during periods in which real estate prices and corresponding mortgage loans are increasing.

Results of Operations

Revenue

The following table presents information regarding the components of our revenue:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
Gross title premiums	$30,338	$24,606	$60,807	$42,869

Net title service revenue — related party	22,871	20,248	47,001	35,177
Escrow fees	9,530	8,650	19,218	15,491
Underwriting premiums	4,639	1,825	8,006	3,344
Ancillary services fees	5,417	4,504	10,380	8,400
Gain on sale/exchange of equity securities	—	—	2,390	1,000
Investment income	411	289	786	575

Total revenue	$42,868	$35,516	$87,781	$63,987

Orders closed	35,400	33,750	72,800	59,950

Average fee per file	$1,035	$951	$1,019	$940

Total Revenue. Total revenue for the second quarter ended June 30, 2002 increased 20.7% to $42.9 million from $35.5 million in the comparable 2001 period. Total revenues for the six-month period ended June 30, 2002 increased 37.2% to $87.8 million from $64.0 million for the same prior year period. The increase in total revenue for the three-month and six-month periods is primarily the result of strength in our title, escrow and ancillary services, which were positively impacted by favorable market conditions, especially the favorable real estate market aided in part by reduced interest rates and increased money supply.

Net Title Service Revenue — related party. Net title service revenue increased $2.6 million, or 13.0% to $22.9 million from $20.2 million, and $11.8 million or 33.6% to $47.0 million from $35.2 million, for the three-month and six-month periods ended June 30, 2002, respectively, which is the result of the increase in both closed title orders and in the refinance activity businesses. In both the three and six-month periods ended June 30, 2002, the average fee per file increased to $1,035 and $1,019 compared with $951 and $940 in the comparable 2001 period. The fee per file increase is consistent with the mix of title orders closing in the higher fee per file resale business compared to a lower fee per file refinance driven market in 2001.

The following table depicts monthly title and escrow orders opened and closed for the first and second quarter of 2002 and 2001.

	Orders	Orders
Month	Opened	Closed

January 2002	15,300	12,600
February 2002	14,100	11,900
March 2002	14,300	12,900

First Quarter 2002	43,700	37,400

April 2002	15,500	12,200
May 2002	16,700	11,700
June 2002	18,800	11,500

Second Quarter 2002	51,000	35,400

January 2001	19,100	6,900
February 2001	20,000	8,200
March 2001	20,400	11,100

First Quarter 2001	59,500	26,200

April 2001	16,200	10,900
May 2001	15,900	11,900
June 2001	13,400	10,950

Second Quarter 2001	45,500	33,750

Escrow Fees. Escrow fees for the second quarter of 2002 increased $880,000, or 10.2% to $9.5 million. For the six months ended June 30, 2002, escrow fees were $19.2 million, an increase of $3.7 million, or 24.1%. Escrow fees are primarily related to title insurance activity generated by the Company’s direct operations. The increase in escrow fees is primarily the result of market conditions fueled by continued interest rate decreases and the opening of new offices in Arizona, Nevada and California.

Underwriting Premiums. Revenues from underwriting premiums for the second quarter of 2002 increased $2.8 million, or 154.2% to $4.6 million. For the six months ended June 30, 2002, underwriting premiums were $8.0 million, an increase of $4.7 million, or 139.4%. In 2002 the increase in underwriting premiums was indicative of the expansion of our underwriter both through direct subsidiaries and independent agency relationships.

Ancillary Service Fees. Ancillary service fees relate partly to the level and mix of business, as well as the performance of certain ancillary service businesses. Ancillary service fees for the second quarter of 2002 increased $913,000, or 20.3% to $5.4 million from $4.5 million in the comparable 2001 period. Ancillary service fees totaled $10.4 million for the six-month period ended June 30, 2002, an increase of $2.0 million, or 23.6% from ancillary service fees of $8.4 million for the 2001 period. The increase in both periods ended June 30, 2002 is attributed to the Company’s strategy to strengthen its ancillary service business. The Company continues to leverage its core title and escrow businesses and its national presence to expand ancillary service businesses.

Gain On Sale/Exchange of Equity Securities. Gain on sale/exchange of equity securities in the six-month period ended June 30, 2002 arose from our receiving 322,318 shares of CKE Restaurant’s (“CKE”) common stock for the remaining 656,453 shares of Santa Barbara Restaurant Group, Inc. (“SBRG”) which we owned. SBRG and CKE concluded a merger in March 2002. The CKE stock price on the closing date was $9.45 per share. In accordance with APB Opinion 29, Accounting for Nonmonetary Transactions, even though the shares received were not sold, a realized gain of $2.4 million was required to be recorded. The $1.0 million gain in 2001 is the result of a sale of a large block of SBRG common stock at the then current market price.

Investment Income. Investment income is primarily a function of securities markets, interest rates and the amount of cash available for investment. Investment income in the second quarter of 2002 increased $122,000 or 42.2% to $411,000 from $289,000 in the corresponding 2001 period. Investment income for the six-month period ended June 30, 2002 totaled $786,000 million compared with $575,000 in the same 2001 period. The increase in investment and interest income earned in the second quarter ended June 30, 2002 is primarily the result of an increase in average invested assets.

Expenses

The following table presents the components of our expenses:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
Personnel costs	$21,854	$18,846	$44,492	$34,733
Other operating expenses	11,194	8,637	21,333	15,639
Title plant rent and maintenance	2,294	2,264	4,236	4,015

Total expenses	$35,342	$29,747	$70,061	$54,387

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

Personnel Costs. Personnel costs totaled $21.9 million, $18.8 million, $44.5 million and $34.7 million for the three-month and six-month periods ended June 30, 2002 and 2001, respectively. Personnel costs, as a percentage of total revenue, exclusive of investment income and gain on sale/exchange of equity securities, decreased to 51.5% for the three-month period ended June 30, 2002 compared with 53.5% for the corresponding period in 2001. For the six-month periods ended June 30, 2002 and 2001, personnel expenses as a percentage of total revenue, exclusive of investment income and gain on sale/exchange of equity securities, were 52.6% and 55.7%, respectively. The decrease in personnel expenses is the result of our ability to handle increased resale and refinance activity without a significant increase in staffing. We continue to take significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business and revenues. We continue to monitor the prevailing market conditions and will respond as necessary.

Other Operating Expenses. Other operating expenses, as a percentage of total revenue, exclusive of investment income and gain on sale/exchange of equity securities, increased to 26.4% in the three-month period ended June 30, 2002 compared with 24.5% for the corresponding 2001 period. Other operating expenses, as a percentage of total revenue, exclusive of investment income and gain on sale/exchange of equity securities, increased to 25.2% for the six-month period ended June 30, 2002 compared with 25.1% for the corresponding 2001 period. The increase percentage in other operating expenses for both the three-month and six-month periods is attributable to the costs associated with our expansion in Nevada and Arizona, however, certain fixed costs are incurred regardless of revenue levels, resulting in fluctuations year over year. In addition, expenses paid to affiliates declined due to the implementation of our own benefit programs, the costs of which are included in other operating expenses. We continuously review and evaluate operating expenses relative to existing and projected market conditions.

Plant Rent and Maintenance Expense. Title plant rent and maintenance expense totaled $2.3 million for the three month periods ended June 30, 2002 and 2001, respectively, and $4.2 million and $4.0 million for the six-month periods ended June 30, 2002 and 2001, respectively. Title plant rent and maintenance expense decreased as a percentage of total revenue, exclusive of investment income and gain on sale/exchange of equity securities, to 5.4% from 6.4% in the three-month periods ended June 30, 2002 and 2001, respectively, and 5.0% and 6.4% as a percentage of total revenue, exclusive of investment income and gain on sale/exchange of equity securities for the six-month periods ended June 30, 2002 and 2001. The decrease in both the three and six-month periods in title plant expense is primarily a result of renegotiations within several counties in California and Arizona resulting in maintaining consistent cost reductions for the Company.

Income Taxes. Income taxes as a percentage of earnings, for the three-month and six-month periods ended June 30, 2002, as a percentage of earnings, were 43% and income taxes for the three-month and six-month periods ended June 30, 2001, were 41%, respectively. The fluctuations with income taxes as a percentage of earnings, is attributable to the effect of state income taxes on our wholly-owned underwritten title company and our ancillary service companies; the change in the amount and the characteristics of net income, operating income versus investment income; and the tax treatment of certain items.

Liquidity and Capital Resources

Cash Flows. Our current cash requirements include debt service, debt relating to capital leases, personnel and other operating expenses, taxes and dividends on common stock. We believe that all anticipated cash requirements for current operations will be from internally generated funds and through cash received from our subsidiaries. Our cash requirements include expenses relating to the development and expansion of National’s business. We presently have in place much of the infrastructure (principally consisting of personnel) that will be used for this development.

Two significant sources of our funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. These reimbursements are executed within the guidelines of various management agreements between the Company and our subsidiaries. Our insurance underwriting subsidiary is restricted by state regulations in their ability to pay dividends and make distributions. Our underwritten title company and our ancillary companies collect premiums and fees and pay underwriting fees and operating expenses. These companies are restricted only to the extent of maintaining minimum levels of working capital and net worth, but are not restricted by state regulations or banking authorities in their ability to pay dividends and make distributions.

Critical Accounting Policies. There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3. Quantitative and Qualitative Market Risk Disclosures

There have been no material changes in the market risk disclosure described in our annual report on Form 10-K for the year ended December 31, 2001.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions depart from customary litigation incidental to our business and that the resolution of all such litigation will not have a material adverse effect on the Company.

Item 2. Changes in Securities

On June 27, 2002, our Board of Directors declared a five-for-four (5:4) stock split effective July 18, 2002. All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, have been retroactively adjusted to reflect the effects of the stock split. Fractional shares were cashed out and payments were made to shareholders in lieu of fractional shares.

Item 4. Submission of Matters to a Vote of Security Holders

On June 12, 2002, we held our Annual Meeting of Shareholders pursuant to a Notice and Proxy Statement dated April 30, 2002. At the meeting, shareholders elected Michael C. Lowther, Wayne D. Diaz, Carl A. Strunk and Barbara A. Ferguson (8,273,688 for and 73,167 withheld, each); William P. Foley, II and Matthew K. Fong (8,273,688 for and 3,042 withheld, each); Bruce Elieff and Bruce L. Nelson (8,266,651 for and 10,080 withheld, each) as Directors recommended by management.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.24	Debt Repayment Agreement by and between American National Financial, Inc. and Michael C. Lowther dated July 10, 2002.
10.25	Debt Repayment Agreement by and between American National Financial, Inc. and Wayne D. Diaz dated July 10, 2002.
10.26	Debt Repayment Agreement by and between American National Financial, Inc. and Barbara A. Ferguson dated July 10, 2002.
10.27	Debt Repayment Agreement by and between American National Financial, Inc. and Carl A. Strunk dated July 10, 2002.
10.28	Debt Repayment Agreement by and between American National Financial, Inc. and William P. Foley, II dated July 10, 2002.
10.29	Debt Repayment Agreement by and between American National Financial, Inc. and Matthew K. Fong dated July 10, 2002.
99.1	Certification of Periodic Financial Reports pursuant to 18 U.S.C. §1350 signed by Michael C. Lowther, Chief Executive Officer.
99.2	Certification of Periodic Financial Reports pursuant to 18 U.S.C. §1350 signed by Carl A. Strunk, Chief Financial Officer.

(b) Reports on Form 8-K:

None.