Form 10-Q
period 2002-09-30
AMERICAN NATIONAL FINANCIAL INC
filed 2002-11-08
CIK 1068843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

Common stock, no par value, 9,526,083 shares as of November 4, 2002

FORM 10-Q

QUARTERLY REPORT
Quarter Ended September 30, 2002

			Page Number

Part I:	FINANCIAL INFORMATION
	Item 1.	Condensed Consolidated Financial Statements
		A. Condensed Consolidated Balance Sheets as of
		September 30, 2002 and December 31, 2001	3
		B. Condensed Consolidated Statements of Earnings
		for the three-month and nine month periods ended
		September 30, 2002 and 2001	4
		C. Condensed Consolidated Statements of Comprehensive Earnings
		for the three-month and nine-month periods
		ended September 30, 2002 and 2001	5
		D. Condensed Consolidated Statement of Shareholders’ Equity
		for the nine-month period ended September 30, 2002	6
		E. Condensed Consolidated Statements of Cash Flows
		for the nine-month periods ended September 30, 2002 and 2001	7
		F. Notes to Condensed Consolidated Financial Statements	8
	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	10
	Item 3.	Quantitative and Qualitative Market Risk Disclosures	15
	Item 4.	Controls and Procedures	15
Part II:	OTHER INFORMATION
	Item 1.	Legal Proceedings	15
	Item 2.	Changes in Securities	15
	Items 3., 4 and 5. of Part II have been omitted because they are not applicable with respect
	to the current reporting period		15
	Item 6.	Exhibits and Reports on Form 8-K	16

Part I: FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,658	$9,400
Short-term investments, at cost, which approximates fair market value	1,290	618
Accrued investment interest	412	383
Trade receivables, net of allowance for doubtful accounts of $1,936 in 2002 and $2,011 in 2001	4,174	3,803
Notes receivables — related party, net	—	1,812
Deferred tax asset, current	2,869	1,791
Prepaid expenses and other current assets	2,299	507

Total current assets	28,702	18,314
Investment securities available for sale, at fair market value	26,620	24,721
Deferred tax asset, long-term	2,328	1,946
Property and equipment, net	10,315	7,614
Title plants	4,132	2,699
Deposits with the Insurance Commissioner	133	133
Cost in excess of net assets acquired, net of accumulated amortization of $2,022 in 2002 and 2001	11,226	11,226

Total assets	$83,456	$66,653

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$17,051	$15,092
Customer advances	5,090	4,802
Current portion of long-term debt	521	566
Current portion of obligations under capital leases with affiliates	109	102
Current portion of obligations under capital leases with non-affiliates	177	146
Reserve for claim losses	3,570	2,730
Income tax payable	2,940	—
Due to affiliate	2,776	2,712

Total current liabilities	32,234	26,150
Long-term debt	595	2,962
Obligations under capital leases with affiliates	636	722
Obligations under capital leases with non-affiliates	822	906

Total liabilities	34,287	30,740
Shareholders’ equity:
Preferred stock, no par value; authorized 5,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding, 9,516,535 in 2002 and 8,869,714 in 2001	—	—
Additional paid in capital	23,442	20,905
Retained earnings	26,578	13,741
Accumulated other comprehensive (loss) income	(851)	1,267

Total shareholders’ equity	49,169	35,913

Total liabilities and shareholders’ equity	$83,456	$66,653

See accompanying notes to condensed consolidated financial statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)
Revenues:
Net title service revenue — related party	$28,280	$18,885	$75,320	$54,062
Escrow fees	11,474	7,844	30,692	23,335
Underwriting premiums	5,795	2,354	13,763	5,698
Ancillary service fees	5,167	4,317	15,547	12,717
Gain on sale/exchange of equity security	72	3	2,461	1,003
Investment revenue	351	335	1,137	910

Total revenues	51,139	33,738	138,920	97,725

Expenses:
Personnel costs	25,846	18,505	70,338	53,238
Other operating expenses including $603 and $851, and $1,561 and $2,914 with affiliate for the three-month and nine-month periods ended September 30, 2002 and 2001, respectively	13,926	8,608	35,259	24,247
Title plant rent and maintenance	2,221	1,733	6,457	5,748

Total expenses	41,993	28,846	112,054	83,233

Earnings before income taxes	9,146	4,892	26,866	14,492
Income taxes	3,396	2,055	11,015	5,991

Net earnings	$5,750	$2,837	$15,851	$8,501

Basic earnings per share	$0.61	$0.32	$1.73	$0.89

Weighted average shares outstanding, basic	9,479	8,779	9,147	9,568

Diluted earnings per share	$0.52	$0.29	$1.50	$0.82

Weighted average shares outstanding, diluted	11,048	9,946	10,584	10,399

Cash dividends per share, actual	$0.125	$0.125	$0.375	$0.325

Cash dividends per share after giving retroactive effect to 10% stock dividend and 25% stock split	$0.125	$0.10	$0.325	$0.305

See accompanying notes to condensed consolidated financial statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)
Net earnings	$5,750	$2,837	$15,851	$8,501
Other comprehensive earnings (loss):
Unrealized gain (loss) on investment, securities available for sale (1)	(1,192)	339	(710)	1,267
Reclassification adjustment for (gains) in net earnings (2)	(46)	(2)	(1,408)	(592)

Other comprehensive earnings (loss)	(1,238)	337	(2,118)	675

Comprehensive earnings	$4,512	$3,174	$13,733	$9,176

(1)	Net of income taxes (benefit) of ($779) and $198, and ($446) and $990 for the three-month and nine-month periods ended September 30, 2002 and 2001, respectively.

(2)	Net of income taxes (benefit) of $26 and $1, and $1,053 and $411 for the three-month and nine-month periods ended September 30, 2002 and 2001, respectively.

See accompanying notes to condensed consolidated financial statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Earnings	Equity

Balance, December 31, 2001	8,869,714	$—	$20,905	$13,741	$1,267	$35,913
Exercise of stock options, including associated tax benefit	793,394	—	4,292	—	—	4,292
Redemption of director and/or officer notes receivable in exchange for common stock retired	(146,573)	—	(1,755)	—	—	(1,755)
Unrealized loss on investment securities available for sale	—	—	—	—	(2,118)	(2,118)
Dividends ($0.325 per share)	—	—	—	(3,014)	—	(3,014)
Net earnings	—	—	—	15,851	—	15,851

Balance, September 30, 2002	9,516,535	$—	$23,442	$26,578	$(851)	$49,169

See accompanying notes to condensed consolidated financial statements

AMERICAN NATIONAL FINANCIAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$15,851	$8,501
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,916	2,023
Gain on sale/exchange of investments	(2,461)	(1,003)
Loss on sale of property and equipment	3	14
Changes in:
Accounts receivables, net	(371)	415
Interest receivable	(29)	(126)
Tax benefit associated with the exercise of stock options	1,847	81
Prepaid expenses and other assets	(1,736)	(15)
Income taxes receivable and deferred income taxes	1,480	1,300
Accounts payable and other accrued expenses	1,656	6,243
Net increase in reserve for claim losses	840	185
Due to (from) affiliates	64	(11)
Customer advances	288	929

Net cash provided by operating activities	19,348	18,536

Cash flow from investing activities:
Proceeds from sale of investment securities	12,673	1,870
Proceeds from maturity investment securities	2,300	—
Proceeds from short term investments	480	—
Collections of notes receivable	—	552
Additions to property and equipment	(4,620)	(2,092)
Additions to notes receivable	—	(214)
Purchase of investment securities available for sale	(15,982)	(7,342)
Purchase of short term investments	(1,699)	(2,175)
Purchase of title plants	(1,433)	—

Net cash used in investing activities	(8,281)	(9,401)

Cash flows from financing activities:
Repayment of long-term debt	(2,412)	(506)
Payments of capital lease obligations	(197)	(188)
Proceeds from exercise of stock options	2,445	275
Additions to capital lease obligations	65	—
Proceeds from issuance of common stock	—	218
Dividends paid	(2,710)	(2,169)
Purchase of treasury stock	—	(6,188)

Net cash used in financing activities	(2,809)	(8,558)

Increase in cash and cash equivalents	8,258	577
Cash and cash equivalents at the beginning of period	9,400	9,450

Cash and cash equivalents at end of period	$17,658	$10,027

Supplemental disclosure of cash flow information:
Cash paid during the year:
Interest	$239	$328
Income taxes	6,699	5,050
Non-cash investing activities:
Dividend declared and unpaid	$1,185	$881

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

Certain reclassifications have been made to the 2001 Condensed Consolidated Financial Statements to conform to classifications used in 2002.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share amounts)
Net earnings, basic and diluted basis	$5,750	$2,837	$15,851	$8,501

Weighted average shares outstanding during the period, basic	9,479	8,779	9,147	9,568
Plus: Common stock equivalent shares assumed from conversion of options	1,569	1,167	1,437	831

Weighted average shares outstanding during the period, diluted	11,048	9,946	10,584	10,399

Basic earnings per share	$0.61	$0.32	$1.73	$0.89

Diluted earnings per share	$0.52	$0.29	$1.50	$0.82

NOTE E — Cash Dividend

On September 25, 2002, our Board of Directors declared a quarterly cash dividend of $.125 per share, paid on October 21, 2002, to stockholders of record on October 7, 2002.

NOTE F — Recent Accounting Pronouncements

Pursuant to the Employee Stock Purchase Plan and the Non-Employee Director Stock Purchase Plan adopted September 29, 1999 by the Board of Directors of ANFI (collectively, the “Purchase Plan”), ANFI was authorized to loan to certain employees and non-employee directors an aggregate of $2,000,000 for the purchase of ANFI common stock, no par value (“Common Stock”). The Purchase Plan made open market purchases of Company common stock through a broker dealer designated by the Company. All loans were full recourse and unsecured, and had a five-year term with interest at six and one quarter percent (61/4%). In January 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board issued EITF 02-1 “Classification of Assets Received in Exchange for Equity Instruments.” Through March 31, 2002, the notes recorded in connection with these loans have been classified as notes receivable. Recent interpretations of EITF 02-1 require that such loans and accrued interest be classified as contra equity. Accordingly, at June 30, 2002, $1.8 million was reclassified to reduce stockholders’ equity.

On July 10, 2002, the Company agreed to accept shares of its common stock as full payment of the notes. The price per share ($14.97 pre-stock split) was determined using the 20-day average closing price on the NASDAQ through July 10, 2002. On a post stock split basis ($11.99 per share), the Company received 146,575 shares of common stock, which shares were retired.

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

SFAS No. 142 requires an intangible asset that we acquire to be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill was amortized through December 31, 2001, after which time amortization ceased. We performed a goodwill impairment test in accordance with SFAS No. 142 and there was no impairment of goodwill. Excluding amortization expense of $140,000 and $420,000 for the three and nine-month periods ended September 30, 2001, net earnings, basic earnings per share and diluted earnings per share would have been $3.0 million, $8.9 million, $0.34, $0.93 and $0.30, $0.86, respectively, for the three and nine-month periods ended September 30, 2001.

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

NOTE G — Transactions with Affiliates

On July 5, 2002, senior management of the Company, in a private transaction sold 627,982 shares, on a pre-split basis, of their personal holdings of the Company’s common stock to Fidelity National Financial, Inc. (“FNF”) at a negotiated price of $15.00 per share. Adjusted for the stock split, FNF received 784,978 shares at a price of $12.00 per share. FNF’s ownership in the Company is 28.5% as of September 30, 2002 compared to 19.9% as of June 30, 2002. Senior management ownership of the Company (excluding vested and unvested stock options) after this transaction is 25.1%.

NOTE H — Note Payable

In September 2002, we paid in full a $1.9 million mortgage note payable and accrued interest in the amount $3,000.

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

Net title service revenue and escrow fee revenues are recognized as income at the time the underlying real estate transaction closes. Expenses directly related to the title and escrow process are recognized as they are incurred throughout the duration of the transaction. As a result, our recognition of revenue lags approximately 45-90 days behind the recognition of the corresponding expenses. Other fees and revenue are generally recognized as income at the time the underlying transaction closes; however, certain other fees and revenue are recognized as income over the period during which the service is provided. These factors may result in fluctuations in gross margins. Net title service revenues consist of gross title insurance premiums less an 11% underwriting fee paid to the underwriter. Investment revenue consists of revenues received from our investment portfolio in addition to the gain on sale/exchange of equity securities.

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

Results of Operations

Revenue

The following table presents information regarding the components of our revenue:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)
Gross title premiums	$37,537	$23,561	$98,344	$66,430

Net title service revenue — related party	28,280	18,885	75,320	54,062
Escrow fees	11,474	7,844	30,692	23,335
Underwriting premiums	5,795	2,354	13,763	5,698
Ancillary services fees	5,167	4,317	15,547	12,717
Gain on sale/exchange of equity securities	72	3	2,461	1,003
Investment revenue	351	335	1,137	910

Total revenue	$51,139	$33,738	$138,920	$97,725

Orders closed	50,500	30,500	123,300	90,450

Average fee per file	$902	$913	$971	$919

Total Revenue Total revenue for the third quarter ended September 30, 2002 increased 51.6% to $51.1 million from $33.7 million in the comparable 2001 period. Total revenues for the nine-month period ended September 30, 2002 increased 42.2% to $138.9 million from $97.7 million for the same prior year period. The increase in total revenue for the three-month and nine-month periods is primarily the result of strength in our title, escrow, underwriting premiums and ancillary services, which were positively impacted by favorable market conditions, especially the favorable real estate market aided in part by reduced interest rates and increased money supply.

Net Title Service Revenue — related party. Net title service revenue for the three-month and nine-month periods ended September 30, 2002 compared to the same 2001 periods increased $9.4 million, or 49.7% to $28.3 million from $18.9 million, and $21.3 million or 39.3% to $75.3 million from $54.1 million, respectively, which is the result of the increase in both closed title orders and in the refinance activity businesses. In the three-month periods ended September 30, 2002 and 2001, the average fee per file decreased to $902 and $913. The fee per file decrease in the three months ended September 30, 2002 and 2001, respectively, is consistent with the lower fee per file refinance market compared to the higher fee per file resale real estate market. In the nine-month periods ended September 30, 2002 and 2001 the average fee per file were $971 and $919. The fee per file increase is consistent with the mix of title orders closing in the higher fee per file resale business compared to a lower fee per file refinance driven market in comparable nine-month period.

The following table depicts monthly title and escrow orders opened and closed for the first, second and third quarter of 2002 and 2001.

	Orders	Orders
Month	Opened	Closed

January 2002	15,300	12,600
February 2002	14,100	11,900
March 2002	14,300	12,900

First Quarter 2002	43,700	37,400

April 2002	15,500	12,200
May 2002	16,700	11,700
June 2002	18,800	11,500

Second Quarter 2002	51,000	35,400

July 2002	25,600	13,900
August 2002	37,200	18,000
September 2002	32,100	18,600

Third Quarter 2002	94,900	50,500

Nine-months ended 2002	189,600	123,300

January 2001	19,100	6,900
February 2001	20,000	8,200
March 2001	20,400	11,100

First Quarter 2001	59,500	26,200

April 2001	16,200	10,900
May 2001	15,900	11,900
June 2001	13,400	10,950

Second Quarter 2001	45,500	33,750

July 2001	12,600	10,900
August 2001	15,000	10,800
September 2001	14,000	8,800

Third Quarter 2001	41,600	30,500

Nine months ended 2001	146,600	90,450

Escrow Fees. Escrow fees for the third quarter of 2002 were $11.5 million, an increase of $3.6 million, or 46.3% from the third quarter of 2001. The nine months ended September 30, 2002, escrow fees were $30.7 million, an increase of $7.4 million, or 31.5% from the comparable 2001 period. Escrow fees are primarily related to real estate transactions activity in the Company’s direct operations. The increase in escrow fees is primarily the result of market conditions fueled by continued interest rate decreases and our recent broadened market in Phoenix, Arizona and our newest market in Clark County, Nevada.

Underwriting Premiums. Revenues from underwriting premiums for the third quarter of 2002 were $5.8 million, an increase of $3.4 million, or 146.2% from the third quarter of 2001. For the nine months ended September 30, 2002, underwriting premiums were $13.8 million, an increase of $8.1 million, or 141.5% from the comparable 2001 period. In 2002 the increase in underwriting premiums was indicative of the expansion of our underwriter both through direct operations in Clark County, Nevada and independent agency relationships.

Ancillary Service Fees. Ancillary service fees, such as document preparation services, appraisal services, inspections services, notary signing services and property management services relate partly to the level and mix of business, as well as the performance of certain ancillary service businesses. Ancillary service fees for the third quarter of 2002 increased $850,000, or 19.7% to $5.2 million from $4.3 million in the comparable 2001 period. Ancillary service fees totaled $15.5 million for the nine-month period ended September 30, 2002, an increase of $2.8 million, or 22.3% from ancillary service fees of $12.7 million for the 2001 period. The increase in both periods ended September 30, 2002 is attributed to the Company’s strategy to strengthen its ancillary service business. The Company continues to leverage its core title and escrow businesses and its national presence to expand ancillary service businesses.

Gain On Sale/Exchange of Equity Securities. Gain on sale/exchange of equity securities in the nine-month period ended September 30, 2002 arose from our receiving 322,318 shares of CKE Restaurant Inc.’s (“CKE”) common stock for the remaining 656,453 shares of Santa Barbara Restaurant Group, Inc. (“SBRG”) common stock which we owned. SBRG and CKE concluded a merger in March 2002. The CKE stock price on the closing date of the transaction was $9.45 per share. In accordance with APB Opinion 29, Accounting for Nonmonetary Transactions, even though the shares received were not sold, a realized gain of $2.4 million was required to be recorded. The market price of the 322,318 shares of CKE common stock still owned by the Company was $4.00 per share on November 4, 2002. The $1.0 million gain in 2001 is the result of the sale of a large block of SBRG common stock at the then current market price.

Investment Revenue. Investment revenue is primarily a function of securities markets, interest rates and the amount of cash available for investment. Investment income in the third quarter of 2002 increased $16,000 or 4.8% to $351,000 from $335,000 in the corresponding 2001 period. Investment revenue for the nine-month period ended September 30, 2002 totaled $1.1 million compared with $910,000 in the same 2001 period. The increase in investment and interest revenue earned in the third quarter ended September 30, 2002 is primarily the result of an increase in average invested assets.

Expenses

The following table presents the components of our expenses:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)
Personnel costs	$25,846	$18,505	$70,338	$53,238
Other operating expenses	13,926	8,608	35,259	24,247
Title plant rent and maintenance	2,221	1,733	6,457	5,748

Total expenses	$41,993	$28,846	$112,054	$83,233

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

Personnel Costs. Personnel costs totaled $25.8 million, $18.5 million, $70.3 million and $53.2 million for the three-month and nine-month periods ended September 30, 2002 and 2001, respectively. Personnel costs, as a percentage of total revenue, exclusive of investment revenue and gain on sale/exchange of equity securities, decreased to 51.0% for the three-month period ended September 30, 2002 compared with 55.4% for the corresponding period in 2001. For the nine-month periods ended September 30, 2002 and 2001, personnel expenses as a percentage of total revenue, exclusive of investment revenue and gain on sale/exchange of equity securities, were 52.0% and 55.6%, respectively. Our ability to handle increased resale and refinance activity without a significant increase in staffing resulted in the decreased personnel expense as a percentage of revenue. We continue to take significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business and revenues. We continue to monitor the prevailing market conditions and will respond as necessary.

Other Operating Expenses. Other operating expenses, as a percentage of total revenue, exclusive of investment income and gain on sale/exchange of equity securities, increased to 27.5% in the three-month period ended September 30, 2002 compared with 25.8% for the corresponding 2001 period. Other operating expenses, as a percentage of total revenue, exclusive of investment revenue and gain on sale/exchange of equity securities, increased to 26.1% for the nine-month period ended September 30, 2002 compared with 25.3% for the corresponding 2001 period. Our new market in Nevada and our expansion in Arizona caused the increase in other operating expenses for both the three-month and nine-month periods, however, certain fixed costs are incurred regardless of revenue levels, resulting in fluctuations year over year. In addition, expenses paid to affiliates declined due to the implementation of our own employee benefit programs, the costs of which are included in other operating expenses. We continuously review and evaluate operating expenses relative to existing and projected market conditions.

Plant Rent and Maintenance Expense. Title plant rent and maintenance expense totaled $2.2 million and $1.7 million for the three month periods ended September 30, 2002 and 2001, respectively, and $6.5 million and $5.7 million for the nine-month periods ended September 30, 2002 and 2001, respectively. Title plant rent and maintenance expense decreased as a percentage of total revenue, exclusive of investment income and gain on sale/exchange of equity securities, to 4.4% from 5.2% in the three-month periods ended September 30, 2002 and 2001, respectively, and to 4.8% from 6.0% as a percentage of total revenue, exclusive of investment revenue and gain on sale/exchange of equity securities for the nine-month periods ended September 30, 2002 and 2001, respectively. The decrease in both the three and nine-month periods in title plant expense is primarily a result of renegotiations within several counties in California and Arizona resulting in maintaining consistent cost reductions for the Company as well as our increase in independent agency underwriting premiums.

Income Taxes. Income taxes as a percentage of earnings, for the three-month and nine-month periods ended September 30, 2002, as a percentage of earnings, were 37.2% and 41.0%, income taxes for the three-month and nine-month periods ended September 30, 2001, were 42.0% and 41.4%, respectively. The fluctuations with income taxes as a percentage of earnings, is attributable to the effect of state income taxes on our wholly-owned underwritten title company and our ancillary service companies; the change in the amount and the characteristics of net revenue, operating income versus investment revenue; and the tax treatment of certain items.

Liquidity and Capital Resources

Cash Flows. Our current cash requirements include debt service, debt relating to capital leases, personnel and other operating expenses, taxes and dividends on common stock. We believe that all anticipated cash requirements for current and long-term operations will be met from internally generated funds and through cash received from our subsidiaries. Our cash requirements include expenses relating to the development and expansion of National’s agency business. We presently have in place much of the infrastructure (principally consisting of personnel) that will be used for this development.

Two significant sources of our funds are dividends and distributions from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. These reimbursements are executed within the guidelines of various management agreements between the Company and our subsidiaries. Our insurance underwriting subsidiary is restricted by state regulations in their ability to pay dividends and make distributions. Our underwritten title company and our ancillary companies collect premiums and fees and pay underwriting fees and operating expenses. These companies are restricted only to the extent of maintaining minimum levels of working capital and net worth, but are not restricted by state regulations or banking authorities in their ability to pay dividends and make distributions. The restrictions to maintain minimum levels of working capital and net worth have not changed since December 31, 2001.

In March 2002, we completed the purchase of an ownership interest in a title plant located in Clark County, Nevada, for a purchase price of $1.3 million, paid in cash. Also, in March, we acquired the right to access a title plant located in San Francisco, California for $115,000, paid in cash.

In April 2002, we completed the purchase of an office building located in the County of Orange, California, for a purchase price of $1.1 million, paid in cash. This building will house our growing American Documents division and a new escrow office.

In September 2002, we paid in full a $1.9 million mortgage note payable and accrued interest in the amount $3,000.

Capital Stock Transactions. On September 26, 2002, our Board of Directors approved a stock repurchase program. Under the program, the Company is authorized to repurchase up to an aggregate of $5 million of our common stock in the open market, in block purchases or in privately negotiated transactions, depending upon market conditions and other factors.

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

     Item 4. Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

     Item 2. Changes in Securities and Use of Proceeds

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

     Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

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

AMERICAN NATIONAL FINANCIAL, INC.

(Registrant)

By:	/s/ Carl A. Strunk

	Carl A. Strunk Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and Director	Date: November 7, 2002

CERTIFICATIONS

I, Michael C. Lowther, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of American National Financial, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	/s/ Michael C. Lowther

Michael C. Lowther Chairman and Chief Executive Officer

CERTIFICATION

I, Carl A. Strunk, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of American National Financial, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	/s/ Carl A. Strunk

Carl A. Strunk Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and Director

Exhibit Index

Exhibit	Description
99.1	Certification of Periodic Financial Reports pursuant to 18 U.S.C. §1350 signed by Michael C. Lowther, Chief Executive Officer.

99.2	Certification of Periodic Financial Reports pursuant to 18 U.S.C. §1350 signed by Carl A. Strunk, Chief Financial Officer.